Form 10QSB
period 2002-06-30
E BOOK NETWORK INC
filed 2002-07-24
CIK 1171596

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

         For the Quarter ended June 30, 2002.

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THEE EXCHANGE ACT

         For the transition period _____________ to _____________

                         Commission file number 0-49764

                              e-Book Network, Inc.
              (Exact name of Small Business Company in its charter)


         Florida                                           65-1082270
(State or other jurisdiction of                    (IRS Employer Identification
 of incorporation)                                  Number)

                              14790 SW 21st Street
                                 Davie, FL 33325
                    (Address of principal executive offices)

Registrant's Telephone number, including area code:(954) 472-7971

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding twelve months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to file such filing requirements for the past thirty days.
Yes [X]                No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report: 12,076,200 Shares of Common Stock (no par value).

Transitional  Small  Business  Disclosure  Format  (check  one):
Yes [ ]                No [X]
                              e-Book Network, Inc.


PART  I:         Financial Information

     ITEM  1  -  Financial statements

     ITEM  2  -  Management's' discussion and analysis of
                 financial condition and results of operations

PART  II:        Other Information

Item 1 - Financial statements

                              e-BOOK NETWORK, INC.
                              --------------------
                          (A DEVELOPMENT STAGE COMPANY)
                          -----------------------------
                                  BALANCE SHEET
                                  -------------
                                  JUNE 30, 2002
                                  -------------
                                   (UNAUDITED)
                                   -----------

                                     ASSETS
                                     ------

Current Assets:
---------------
   Cash and Cash Equivalents                                           $  9,045
                                                                       --------

         Total Current Assets                                          $  9,045

Other Assets:
-------------
   Website Costs (less accumulated amortization)                          1,389
                                                                       --------

         Total Assets                                                  $ 10,434
                                                                       ========

                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)
                     ---------------------------------------

Current Liabilities:
--------------------
   Accounts Payable                                                    $  9,617
   Accrued Expenses                                                       4,550
                                                                       --------

         Total Current Liabilities                                     $ 14,167

Stockholders' (Deficit):
------------------------
   Capital Stock - Common, no par value, 100,000,000
      shares authorized, 22,076,200 shares issued and
      outstanding                                                      $ 18,700
   (Deficit) Accumulated During the Development Stage                   (22,433)
                                                                       --------

         Total Stockholders' Deficit                                     (3,733)
                                                                       --------

         Total Liabilities and Stockholders' (Deficit)                 $ 10,434
                                                                       ========


See Accompanying Notes to Financial Statements
                e-BOOK NETWORK, INC.(A DEVELOPMENT STAGE COMPANY)
                -------------------------------------------------
                             STATEMENT OF OPERATIONS
                             -----------------------
            PERIOD FROM INCEPTION (JANUARY 3, 2001) TO JUNE 30, 2001,
            ---------------------------------------------------------
                   THE SIX MONTHS ENDED JUNE 30, 2002, AND THE
                   -------------------------------------------
            PERIOD FROM INCEPTION (JANUARY 3, 2001) TO JUNE 30, 2002
            --------------------------------------------------------
                                   (UNAUDITED)
                                   -----------

                                     Inception to     Six Months     Inception to
                                     June 30, 2001   Ended 6/30/02   June 30, 2002
                                     -------------   -------------   -------------
Revenue                               $         --    $         --    $         --
-------                               ------------    ------------    ------------

Operating Expenses:
-------------------
   Amortization                       $         --    $        333    $        611
   Hosting Fees                                 --             210             510
   Office Supplies                              --              48             114
   Organization and Start Up Costs           2,600           5,506           8,606
   Professional Fees                            --           1,500           7,390
   Rent                                         --             639           1,065
   Transfer and Filing Fees                     --           2,900           3,900
                                      ------------    ------------    ------------
         Total Operating Expenses     $      2,600    $     11,136    $     22,196
                                      ------------    ------------    ------------

Other Expenses:
---------------
   Interest                           $         --    $        237    $        237
                                      ------------    ------------    ------------

Income (Loss) Before Tax Provision
   (Credit)                           $     (2,600)   $    (11,373)   $    (22,433)
                                      ------------    ------------    ------------

Provision for Income Tax (Credit)
   Federal Income Tax                 $         --    $         --    $         --
   State Income Tax                             --              --              --
                                      ------------    ------------    ------------
         Total Provision for Income
            Tax (Credit)              $         --    $         --    $         --
                                      ------------    ------------    ------------

         Net Income (Loss)            $     (2,600)   $    (11,373)   $    (22,433)
                                      ============    ============    ============

Per Share Information:
   Basic and Diluted Income (Loss)
      Per Share                       $         --    $         --    $         --
                                      ------------    ------------    ------------

Weighted Average Shares of Common
   Stock                                11,357,397      22,076,200      15,373,811
                                      ============    ============    ============

See Accompanying Notes to Financial Statements.

                              e-BOOK NETWORK, INC.
                              --------------------
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS
            PERIOD FROM INCEPTION (JANUARY 3, 2001) TO JUNE 30, 2001,
            ---------------------------------------------------------
                   THE SIX MONTHS ENDED JUNE 30, 2002, AND THE
                   -------------------------------------------
            PERIOD FROM INCEPTION (JANUARY 3, 2001) TO JUNE 30, 2002
            --------------------------------------------------------
                                   (UNAUDITED)
                                   -----------

                                             Inception to       Six Months     Inception to
                                             June 30, 2001     Ended 6/30/02   June 30, 2002
                                             -------------     -------------   -------------
Cash Flows From Operating Activities:
------------------------------------
   Net (Loss)                                  $ (2,600)        $(11,373)        $(22,433)
   Adjustments to Reconcile Net Income
      to Net Cash Provided by Operating
      Activities:
         Amortization                                --              333              611
         Organization Costs Contributed by
            Shareholder                              --               --              500
         Common Stock Issued for Services         2,600               --            3,200
   Change in Assets and Liabilities:
      Increase in Current Liabilities                --           10,051           14,167
                                               --------         --------         --------

         Net Cash (Used) by Operating
            Activities                         $     --         $   (989)        $ (3,955)
                                               --------         --------         --------

Cash Flows From Investing Activities:
-------------------------------------
   Addition to Website Costs                   $     --         $     --         $ (2,000)
                                               --------         --------         --------

         Net Cash (Used in) Investing
            Activities                         $     --         $     --         $ (2,000)
                                               --------         --------         --------

Cash Flows From Financing Activities:
-------------------------------------
   Issuance of Common Stock for Cash           $  5,000         $     --         $ 15,000
                                               --------         --------         --------

         Net Cash Provided by Financing
            Activities                         $  5,000         $     --         $ 15,000
                                               --------         --------         --------

         Net Increase (Decrease) in Cash
            and Cash Equivalents               $  5,000         $   (989)        $  9,045

Cash and Cash Equivalents at the
--------------------------------
Beginning of Period                                 -0-           10,034              -0-
-------------------                            --------         --------         --------


See Accompanying Notes to Financial Statements.

                              e-BOOK NETWORK, INC.
                              --------------------
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS
            PERIOD FROM INCEPTION (JANUARY 3, 2001) TO JUNE 30, 2001,
            ---------------------------------------------------------
                   THE SIX MONTHS ENDED JUNE 30, 2002, AND THE
                   -------------------------------------------
            PERIOD FROM INCEPTION (JANUARY 3, 2001) TO JUNE 30, 2002
            --------------------------------------------------------
                                   (UNAUDITED)
                                   -----------


                                      Inception to              Six Months             Inception to
                                      June 30, 2001            Ended 6/30/02           June 30, 2002
                                      -------------            --------------          ------------
Cash and Cash Equivalents at the
--------------------------------
End of Period                          $     5,000              $      9,045              $9,045
--------------                         ===========              ============              ======

Additional Cash Flow Information:
   Cash Paid During the Period for
      Interest (Non-Capitalized)       $        --              $        237              $  237
                                       ===========              ============              ======
      Income Taxes                     $        --              $         --              $   --
                                       ===========              ============              ======




See Accompanying Notes to Financial Statements.

                              e-BOOK NETWORK, INC.
                              --------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                  JUNE 30, 2002
                                  -------------
                                   (UNAUDITED)
                                   -----------


NOTE A - BASIS OF PRESENTATION:
------------------------------

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ending June 30, 2002 are not necessarily indicative of results that may be expected for the year ended December 31, 2002.

         For further information, refer to the financial statements and footnotes thereto of the Company as of December 31, 2001 and the period from inception (January 3, 2001) to December 31, 2001.

NOTE B - INCOME PER SHARE:
-------------------------

         Basic Earnings per Share ("EPS") is computed by dividing net income available to common stockholders by the weighted average number of common stock shares outstanding during the year. Diluted EPS is computed by dividing net income available to common stockholders by the weighted average number of common stock shares outstanding during the year plus potential dilutive instruments such as stock options and warrants. The effect of stock options on diluted EPS is determined through the application of the treasury stock method, whereby proceeds received by the Company based on assumed exercises are hypothetically used to repurchase the Company's common stock at the average market price during the period. Loss per share is unchanged on a diluted basis since the Company has no potentially dilutive securities outstanding.

NOTE C - GOING CONCERN:
----------------------

         The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.

         However, the Company has not generated any income and is unable to predict when its operations will generate income. Also, as shown in the accompanying financial statements, the Company incurred a net loss of $22,433 during the period January 3, 2001 (inception) to June 30, 2002. Therefore, it will be necessary for the Company officer to advance funds to the Company until such time as additional financing is available. There can be no assurance that the Company
                              e-BOOK NETWORK, INC.
                              --------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                  JUNE 30, 2002
                                  -------------
                                   (UNAUDITED)
                                   -----------


officer will have, or will be willing to advance funds to the Company when the funds are required. Also, there can be no assurances that additional financing will become available when required.

         The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations:

         Plan of Operation
         -----------------

         We were incorporated in the state of Florida on January 3, 2001 and our headquarters are located at 14790 SW 21st Street, Davie, FL 33325

         The Company was formed to sell books over the internet. As such, we may be described as an e-commerce company. We operate our business through the website www.e-BooksNetwork.com. We do not carry any inventory and instead we utilize a fulfillment company, VSTORE. We participate in the VSTORE Virtual Storefornt Network. If a customer orders a product on our website, the order is filled by VSTORE which ships the merchandise to the customer. From time to time, Vstore updates our website with new products. We are paid a commission on any orders that have been delivered and are no longer covered by the VSTORE return program (usually 30 days from the date of delivery). In an attempt to generate traffic to our website, we have a software program that automatically updates our listings in web browsers and search engines. For example, if a person is looking to purchase a book online, he can go to a search engine which will list our cite amongst others. However, to date, we have not had any sales.

         Liquidity and Capital Resources
         -------------------------------

         At June 30, 2002, the Company had very little cash or other assets with which to conduct operations. The Company's operations have been funded by the sale of its common stock to its founder. There can be no assurance that the Company will be able to obtain additional capital to meet its operation requirements and these factors indicate that the Company may not be able to continue as a going concern.

PART II--OTHER INFORMATION

Item 1. Legal Proceedings.

         There are no pending legal proceedings, and the Company is not aware of any threatened legal proceedings, to which the Company is a party or to which its property is subject.

Item 2. Changes in Securities.

         (a) There have been no material modifications in any of the instruments defining the rights of the holders of any of the Company's registered securities.

         (b) None of the rights evidenced by any class of the Company's registered securities have been materially limited or qualified by the issuance or modification of any other class of the Company's securities.

Item 3. Defaults Upon Senior Securities.

         (Not applicable)

Item 4. Submission of Matters to a Vote of Security Holders.

         (Not applicable)

Item 5. Other Information.

         (Not applicable)

Item 6. Exhibits and Reports on Form 8-K.

         (a) Exhibits

                  No exhibits as set forth in Regulation SB, are considered necessary for this filing.

         (b) Reports on Form 8-K

                  None.

                                    Signature

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the Undersigned thereunto duly authorized.




Date: July 22, 2002                      /s/ Susan Parker
                                             -----------------------------
                                             Susan Parker, President