Form 10QSB
period 2002-09-30
E BOOK NETWORK INC
filed 2002-10-15
CIK 1171596

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES AND EXCHANGE ACT OF 1934

         For the Quarter ended September 30, 2002.

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

Yes [ X ]        No [  ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report: 12,076,200 Shares of Common Stock (no par value).

Transitional  Small  Business  Disclosure  Format  (check  one):

Yes [   ]        No [ X ]
                              e-Book Network, Inc.


PART  I:         Financial Information

     ITEM  1  -  Financial statements

     ITEM  2  -  Management's' discussion and analysis of
                       financial condition and results of operations

PART  II:        Other Information




                                               e-BOOK NETWORK, INC.

                                           (A DEVELOPMENT STAGE COMPANY)
                                                   BALANCE SHEET

                                                SEPTEMBER 30, 2002
                                                    (UNAUDITED)

                                                      ASSETS

Current Assets:
--------------
   Cash and Cash Equivalents                                                   $ 14,234
                                                                               --------

         Total Current Assets                                                                    $ 14,234

Other Assets:
------------
   Website Costs (less accumulated amortization)                                                    1,222
                                                                                               ----------

         Total Assets                                                                            $ 15,456
                                                                                                 ========

                                      LIABILITIES AND STOCKHOLDERS' (DEFICIT)
                                      ---------------------------------------

Current Liabilities:
-------------------
   6% Loan Payable - Stockholder, Unsecured, Due on Demand                     $ 10,000
   Accounts Payable                                                               6,243
   Accrued Expenses                                                               4,779
                                                                             ----------

         Total Current Liabilities                                                               $ 21,022

Stockholders' (Deficit):
-----------------------
   Capital Stock - Common, no par value, 100,000,000
      shares authorized, 22,076,200 shares issued and
      outstanding                                                              $ 18,700
   (Deficit) Accumulated During the Development Stage                           (24,266)
                                                                               --------

         Total Stockholders' Deficit                                                               (5,566)
                                                                                                 --------

         Total Liabilities and Stockholders' (Deficit)                                           $ 15,456
                                                                                                 ========


See Accompanying Notes to Financial Statements.

                              e-BOOK NETWORK, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS
         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001, AND THE
          PERIOD FROM INCEPTION (JANUARY 3, 2001) TO SEPTEMBER 30, 2002
                                   (UNAUDITED)


                                            Nine Months Ended           Inception
                                      ------------------------------  (Jan. 3, 2001) to
                                      Sept. 30, 2002  Sept. 30, 2001  Sept. 30, 2002
                                      --------------  --------------  --------------

Revenue                               $         --    $         --    $         --
                                      ------------    ------------    ------------

Operating Expenses:

   Amortization                       $        500    $        111    $        778
   Hosting Fees                                315              75             615
   Office Supplies                              62              23             128
   Organization and Start Up Costs           5,506           3,100           8,606
   Professional Fees                         2,518           3,200           8,408
   Rent                                        639             107           1,065
   Transfer and Filing Fees                  3,150           1,000           4,150
                                      ------------    ------------    ------------
         Total Operating Expenses     $     12,690    $      7,616    $     23,750
                                      ------------    ------------    ------------

Other Expenses:
   Interest                           $        516    $         --    $        516
                                      ------------    ------------    ------------

Income (Loss) Before Tax Provision
   (Credit)                           $    (13,206)   $     (7,616)   $    (24,266)
                                      ------------    ------------    ------------

Provision for Income Tax (Credit)
   Federal Income Tax                 $         --    $         --    $         --
   State Income Tax                             --              --              --
                                      ------------    ------------    ------------
         Total Provision for Income

            Tax (Credit)              $         --    $         --    $         --
                                      ------------    ------------    ------------

         Net Income (Loss)            $    (13,206)   $     (7,616)   $    (24,266)
                                      ============    ============    ============

Per Share Information:
   Basic and Diluted Income (Loss)
      Per Share                       $         --    $         --    $         --
                                      ------------    ------------    ------------

Weighted Average Shares of Common

   Stock                                22,076,200      11,603,010      16,344,918
                                      ============    ============    ============

See Accompanying Notes to Financial Statements.

                              e-BOOK NETWORK, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS
         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001, AND FROM
                INCEPTION (JANUARY 3, 2001) TO SEPTEMBER 30, 2002
                                   (UNAUDITED)



                                                  Nine Months Ended         Inception
                                          ------------------------------  (Jan. 3, 2001) to
                                          Sept. 30, 2002  Sept. 30, 2001  Sept. 30, 2002
                                          --------------  --------------  --------------

Cash Flows From Operating Activities:
   Net (Loss)                                $(13,206)      $ (7,616)      $(24,266)
   Adjustments to Reconcile Net Income
      to Net Cash Provided by Operating
      Activities:

         Amortization                             500            111            778
         Organization Costs Contributed by
            Shareholder                            --            500            500
         Common Stock Issued for Services          --          3,200          3,200
   Change in Assets and Liabilities:
      Increase in Current Liabilities           6,906          3,715         11,022
                                             --------       --------       --------

         Net Cash (Used) by Operating

            Activities                       $ (5,800)      $    (90)      $ (8,766)
                                             --------       --------       --------

Cash Flows From Investing Activities:
   Addition to Website Costs                 $     --       $ (2,000)      $ (2,000)
                                             --------       --------       --------

         Net Cash (Used in) Investing

            Activities                       $     --       $ (2,000)      $ (2,000)
                                             --------       --------       --------

Cash Flows From Financing Activities:
   Issuance of Common Stock for Cash         $     --       $  5,000       $ 15,000
   Addition to Debt                            10,000             --         10,000
                                             --------       --------       --------

         Net Cash Provided by Financing

            Activities                       $ 10,000       $  5,000       $ 25,000
                                             --------       --------       --------

         Net Increase (Decrease) in Cash

            and Cash Equivalents             $  4,200       $  2,910       $ 14,234

Cash and Cash Equivalents at the

Beginning of Period                            10,034            -0-            -0-
                                             --------       --------       --------

See Accompanying Notes to Financial Statements.

                              e-BOOK NETWORK, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS
         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001, AND FROM
                INCEPTION (JANUARY 3, 2001) TO SEPTEMBER 30, 2002
                                   (UNAUDITED)



                                           Nine Months Ended            Inception
                                   -------------------------------   (Jan. 3, 2001) to
                                   Sept. 30, 2002   Sept. 30, 2001   Sept. 30, 2002
                                   --------------   --------------   --------------

Cash and Cash Equivalents at the

End of Period                        $  14,234         $  2,910         $14,234
                                     =========         ========         =======

Additional Cash Flow Information:
   Cash Paid During the Period for
      Interest (Non-Capitalized)     $     237         $     --         $   237
                                     =========         ========         =======
      Income Taxes                   $      --         $     --         $    --
                                     =========         ========         =======



See Accompanying Notes to Financial Statements.

                              e-BOOK NETWORK, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)

NOTE A - BASIS OF PRESENTATION:
------------------------------

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ending September 30, 2002 are not necessarily indicative of results that may be expected for the year ended December 31, 2002.

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

         However, the Company has not generated any income and is unable to predict when its operations will generate income. Also, as shown in the accompanying financial statements, the Company incurred a net loss of $24,266 during the period January 3, 2001 (inception) to September 30, 2002. Therefore, it will be necessary for the Company officer to advance funds to the Company until such time as additional financing is available. There can be no assurance that
                              e-BOOK NETWORK, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)

the Company officer will have, or will be willing to advance funds to the Company when the funds are required. Also, there can be no assurances that additional financing will become available when required.

         The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

                              e-BOOK NETWORK, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (UNAUDITED)

                                                         Three Months Ended
                                                         ------------------
                                                 Sept. 30, 2002   Sept. 30, 2001
                                                 --------------   --------------

Revenue

Operating Expenses:
   Amortization                                   $        167    $        111
   Hosting Fees                                            105              75
   Office Supplies                                          14              23
   Organization and Start Up Costs                          --             500
   Professional Fees                                     1,018           3,200
   Rent                                                     --             107
   Transfer and Filing Fees                                250           1,000
                                                  ------------    ------------
         Total Operating Expenses                 $      1,554    $      5,016
                                                  ------------    ------------

Other Expenses:
   Interest                                       $        279    $         --
                                                  ------------    ------------

Income (Loss) Before Tax Provision (Credit)       $     (1,833)   $     (5,016)
                                                  ------------    ------------

Provision for Income Tax (Credit)
   Federal Income Tax                             $         --    $         --
   State Income Tax                                         --              --
                                                  ------------    ------------
         Total Provision for Income Tax (Credit)  $         --    $         --
                                                  ------------    ------------

         Net Income (Loss)                        $     (1,833)   $     (5,016)
                                                  ============    ============

Per Share Information:
   Basic and Diluted Income (Loss)
      Per Share                                   $         --    $         --
                                                  ------------    ------------

Weighted Average Shares of Common Stock             22,076,200      12,075,548
                                                  ============    ============





See Accompanying Notes to Financial Statements.

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

         Liquidity and Capital Resources
         -------------------------------

         At September 30, 2002, the Company had very little cash or other assets with which to conduct operations. The Company's operations have been funded by the sale of its common stock to its founder and a loan from a stockholder. The Company has incurred a net loss of $24,266 from inception. There can be no assurance that the Company will be able to obtain additional capital to meet its operation requirements and these factors indicate that the Company may not be able to continue as a going concern.

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

Date: October 15, 2002                   /s/ Susan Parker
                                         ---------------------------------
                                         Susan Parker, President

                                 Certifications

I, Susan Parker, certify that:

         1. I have reviewed this quarterly report on Form 10-QSB of E-Book Network, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of E-Book Network, Inc., as of, and for, the periods presented in this quarterly report.

Date:  October 15, 2002


/s/ Susan Parker
--------------------------
President, Chief Executive Officer, Chief Financial Officer, and
Principal Accounting Officer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of E-Book Network, Inc. ("the Company")on Form 10-QSB for the period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof ("the Report"), I, Susan Parker, Chief Financial Officer, Principal Accounting Officer, Chief Executive Officer and President, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002, that to my knowledge:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Dated:  October 15, 2002


/s/Susan Parker
---------------------------
President, Chief Executive Officer, Chief Financial Officer, and
Principal Accounting Officer