Form 10QSB
period 2003-03-31
E BOOK NETWORK INC
filed 2003-05-06
CIK 1171596

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES AND EXCHANGE ACT OF 1934

         For the Quarter ended March 31, 2003

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

Transitional Small Business Disclosure Format (check one):
Yes [ ]        No [X]
                              e-BOOK NETWORK, INC.
                              --------------------
                          (A DEVELOPMENT STAGE COMPANY)
                          -----------------------------
                                  BALANCE SHEET
                                  -------------
                                 MARCH 31, 2003
                                 --------------
                                   (UNAUDITED)
                                   -----------

                                     ASSETS
                                     ------

Current Assets:
   Cash and Cash Equivalents                                    $  9,317
   Loan Receivable                                                   350
                                                                --------
         Total Current Assets                                   $  9,667

Other Assets:
   Website Costs (less accumulated amortization)                     889
                                                                --------

         Total Assets                                           $ 10,556
                                                                ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts Payable                                             $    713
   Accrued Expenses                                                3,884
                                                                --------

         Total Current Liabilities                              $  4,597

Stockholders' Equity:
   Capital Stock - Common, no par value, 100,000,000
      shares authorized, 22,076,200 shares issued and
      outstanding                                               $ 34,943
   (Deficit) Accumulated During the Development Stage            (28,984)
                                                                --------

         Total Stockholders' Equity                                5,959
                                                                --------

         Total Liabilities and Stockholders' Equity             $ 10,556
                                                                ========

See Accompanying Notes to Financial Statements.

                              e-BOOK NETWORK, INC.
                              --------------------
                          (A DEVELOPMENT STAGE COMPANY)
                          -----------------------------
                             STATEMENT OF OPERATIONS
                             -----------------------
           FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002, AND THE
           -----------------------------------------------------------
            PERIOD FROM INCEPTION (JANUARY 3, 2001) TO MARCH 31, 2003
            ---------------------------------------------------------
                                   (UNAUDITED)
                                   -----------

                                                                         Three Months Ended
                                                                         ------------------
                                                     Inception
                                                                      March 31          March 31
                                                        to
                                                                        2003              2002
                                                      3/31/03           ----              ----
                                                      -------
Revenue                                             $         --     $         --     $         --
-------                                             ------------     ------------     ------------

Operating Expenses:
-------------------
   Amortization                                     $        167     $        167     $      1,112
   Hosting Fees and Other Internet Expenses                  105              105              825
   Office Supplies and Bank Charges                           21               44              160
   Organization and Start Up Costs                            --               --            8,606
   Professional Fees                                         933              750           12,131
   Rent                                                       --              319
                                                              --            1,065               --

   Transfer and Filing Fees                                1,021              500            4,569
                                                    ------------     ------------     ------------
         Total Operating Expenses                   $      2,247     $      1,885     $     28,468

Other Expenses:
---------------
   Interest                                                   --               --              516

Income (Loss) Before Tax Provision (Credit)         $     (2,247)    $     (1,885)    $    (28,984)
                                                    ------------     ------------     ------------

Provision for Income Tax (Credit):
----------------------------------
   Federal Income Tax                               $         --     $         --     $         --
   State Income Tax                                           --               --               --
                                                    ------------     ------------     ------------
         Total Provision for Income Tax (Credit)    $         --     $         --     $         --
                                                    ------------     ------------     ------------

Net Income (Loss)                                   $     (2,247)    $     (1,885)    $    (28,984)
                                                    ============     ===========      ============

Per Share Information:
----------------------
   Basic and Diluted Income (Loss)
      Per Share                                                      $         --     $         --
                                                                     ------------     ------------

Weighted Average Shares of Common Stock               22,076,200       12,076,200       14,145,521
                                                    ============     ===========      ============

See Accompanying Notes to Financial Statements.

                              e-BOOK NETWORK, INC.
                              --------------------
                          (A DEVELOPMENT STAGE COMPANY)
                          -----------------------------
                             STATEMENT OF CASH FLOWS
                             -----------------------
           FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002, AND THE
           -----------------------------------------------------------
            PERIOD FROM INCEPTION (JANUARY 3, 2001) TO MARCH 31, 2003
            ---------------------------------------------------------
                                   (UNAUDITED)
                                   -----------

                                                                         Three Months Ended
                                                                         ------------------
                                                          Inception
                                                                       March 31     March 31
                                                             to
                                                                         2003         2002
                                                           3/31/03       ----         ----
                                                           -------

Cash Flows From Operating Activities:
-------------------------------------
   Net (Loss)                                             $ (2,247)    $ (1,885)    $(28,984)
   Adjustments to Reconcile Net Income to Net Cash
      Provided by Operating Activities:
         Amortization                                          166          167        1,111
         Organization Costs Contributed by Shareholder          --           --          500
         Common Stock Issued for Services                       --           --        3,200
   Change in Assets and Liabilities:
     Increase in Notes Receivable                               --           --         (350)
     Increase in Current Liabilities                         1,536          747        4,597
                                                          --------     --------     --------

         Net Cash (Used) by Operating Activities          $   (545)    $   (971)    $(19,926)
                                                          --------     --------     --------

Cash Flows From Investing Activities:
-------------------------------------
   Addition to Website Costs                              $     --     $     --     $ (2,000)
                                                          --------     --------     --------

         Net Cash (Used in) Investing Activities          $     --     $     --     $ (2,000)
                                                          --------     --------     --------

Cash Flows From Financing Activities:
-------------------------------------
   Issuance of Common Stock for Cash                      $     --     $     --     $ 15,000
   Cash Contribution by Stockholder                             --           --       16,243
                                                          --------     --------     --------

         Net Cash Provided by Financing Activities        $     --     $     --     $ 31,243
                                                          --------     --------     --------

         Net Increase (Decrease) in Cash and Cash
            Equivalents                                   $   (545)    $   (971)    $  9,317

Cash and Cash Equivalents at the Beginning
------------------------------------------
   of Period                                                 9,862       10,034          -0-
   ---------                                              --------     --------     --------

Cash and Cash Equivalents at the End of Period            $  9,317     $  9,063     $  9,317
----------------------------------------------            ========     ========     ========

See Accompanying Notes to Financial Statements
                              e-BOOK NETWORK, INC.
                              --------------------
                          (A DEVELOPMENT STAGE COMPANY)
                          -----------------------------
                             STATEMENT OF CASH FLOWS
                             -----------------------
           FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002, AND THE
           -----------------------------------------------------------
            PERIOD FROM INCEPTION (JANUARY 3, 2001) TO MARCH 31, 2003
            ---------------------------------------------------------
                                   (UNAUDITED)
                                   -----------

                                                                         Three Months Ended
                                                                         ------------------
                                                          Inception
                                                                       March 31     March 31
                                                             to
                                                                         2003         2002
                                                           3/31/03       ----         ----
                                                           -------

Additional Cash Flow Information:
   Cash Paid During the Period for Interest
      (Non-Capitalized)                                   $   --       $   --            $516
      Income Taxes                                        $   --       $   --            $ --

See Accompanying Notes to Financial Statements.

                              e-BOOK NETWORK, INC.
                              --------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                 MARCH 31, 2003
                                 --------------
                                   (UNAUDITED)
                                   -----------

NOTE A - BASIS OF PRESENTATION
------------------------------

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ending March 31, 2003 are not necessarily indicative of results that may be expected for the year ended December 31, 2003.

         For further information, refer to the financial statements and footnotes thereto of the Company as of December 31, 2002 and the period from inception (January 3, 2001) to December 31, 2002.

NOTE B - INCOME PER SHARE
-------------------------

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

NOTE C - GOING CONCERN
----------------------
         The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.

         However, the Company has not generated any income and is unable to predict when its operations will generate income. Also, as shown in the accompanying financial statements, the Company incurred a net loss of $28,984 during the period January 3, 2001 (inception) to March 31, 2003. Therefore, it will be necessary for the Company officer to advance funds to the Company until such time as additional financing is available. There can be no assurance that
                              e-BOOK NETWORK, INC.
                              --------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                 MARCH 31, 2003
                                 --------------
                                   (UNAUDITED)
                                   -----------

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

NOTE D - TERMINATION OF LEASE OBLIGATIONS
-----------------------------------------

         Effective June 30, 2002, by mutual consent, the operating sublease for facilities and utilities from September 1, 2001 to March 1, 2005 from a related party was terminated without cost to the Company.

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

         Liquidity and Capital Resources
         -------------------------------

         At March 31, 2003, the Company had very little cash or other assets with which to conduct operations. The Company's operations have been funded by the sale of its common stock to its founder and a loan from a stockholder. The Company has incurred a net loss of $28,984 from inception. There can be no assurance that the Company will be able to obtain additional capital to meet its operation requirements and these factors indicate that the Company may not be able to continue as a going concern.

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

Date: May 5, 2003


                                                 /s/ Susan Parker
                                                     -----------------------
                                                     Susan Parker, President

                                 Certifications
                                 --------------

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

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of e-The Movie Network, Inc., as of, and for, the periods presented in this quarterly report.

         4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared.

         b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 5, 2003.


                  /s/ Susan Parker
                  ----------------
                  President, Chief Executive
                  Officer, Chief Financial Officer, and
                  Principal Accounting Officer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

         In connection with the Quarterly Report of e-Book Network, Inc. ("the Company")on Form 10-QSB for the period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof ("the Report"), I, Susan Parker, Chief Financial Officer, Principal Accounting Officer, Chief Executive Officer and President, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002, that to my knowledge:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Dated: May 5, 2003


/s/Susan Parker
---------------
President, Chief Executive Officer, Chief Financial Officer, and
Principal Accounting Officer