Form 10QSB
period 2003-06-30
E BOOK NETWORK INC
filed 2003-07-31
CIK 1171596

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                       For the Quarter ended June 30, 2003

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THEE EXCHANGE
         ACT

            For the transition period _____________ to _____________

                         Commission file number 0-49764

                              e-Book Network, Inc.
              (Exact name of Small Business Company in its charter)


          Florida                                       65-1082270
(State  or  other jurisdiction of           (IRS Employer Identification Number)
of incorporation)

                              14790 SW 21st Street
                                 Davie, FL 33325
                    (Address of principal executive offices)

Registrant's Telephone number, including area code: (954) 472-7971

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding twelve months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to file such filing requirements for the past thirty days.
Yes [X]                 No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report: 22,076,200 Shares of Common Stock (no par value).

Transitional  Small  Business  Disclosure  Format  (check  one):
Yes [ ]                 No [X]
                              e-Book Network, Inc.
                              --------------------


PART I:         Financial Information

     ITEM 1  -  Financial statements

     ITEM 2  -  Management's' discussion and analysis of
                financial condition and results of operations

     ITEM 3 -   Conrols and Procedures

PART II:         Other Information

                         PART I: Financial Information

Item 1 - Financial statements


                              e-BOOK NETWORK, INC.
                              --------------------
                          (A DEVELOPMENT STAGE COMPANY)
                          -----------------------------
                                  BALANCE SHEET
                                  -------------
                                  JUNE 30, 2003
                                  -------------
                                   (UNAUDITED)
                                   -----------

                                     ASSETS
                                     ------
Current Assets:
   Cash and Cash Equivalents                                           $  6,394
   Loan Receivable                                                          350
                                                                       --------
         Total Current Assets                                          $  6,744

Other Assets:
   Website Costs (less accumulated amortization)                            722
                                                                       --------
         Total Assets                                                  $  7,466
                                                                       ========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                                                                       --------

Current Liabilities:
   Accounts Payable                                                    $    822
   Accrued Expenses                                                       2,416
                                                                       --------
         Total Current Liabilities                                     $  3,238

Stockholders' Equity:
   Capital Stock - Common, no par value, 100,000,000
      shares authorized, 22,076,200 shares issued and
      outstanding                                                      $ 34,943
   (Deficit) Accumulated During the Development Stage                   (30,715)
                                                                       --------
         Total Stockholders' Equity                                       4,228
                                                                       --------
         Total Liabilities and Stockholders' Equity                    $  7,466
                                                                       ========



See Accompanying Notes to Financial Statements.

                              e-BOOK NETWORK, INC.
                              --------------------
                          (A DEVELOPMENT STAGE COMPANY)
                          -----------------------------
                             STATEMENT OF OPERATIONS
                             -----------------------
            FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002, AND THE
            --------------------------------------------------------
            PERIOD FROM INCEPTION (JANUARY 3, 2001) TO JUNE 30, 2003
            --------------------------------------------------------
                                   (UNAUDITED)
                                   -----------

                                                         Six Months Ended           Inception
                                                     June 30          June 30          to
                                                       2003             2002         6/30/03
                                                   ------------    ------------    ------------
Revenue                                            $         --    $         --    $         --
                                                   ------------    ------------    ------------
Operating Expenses:
   Amortization                                    $        333    $        333    $      1,278
   Hosting Fees and Other Internet Expenses                 210             210             930
   Office Supplies and Bank Charges                          48              48             187
   Organization and Start Up Costs                           --           5,506           8,606
   Professional Fees                                      1,866           1,500          13,064
   Rent                                                      --             639
                                                                                          1,065
   Transfer and Filing Fees                               1,521           2,900           5,069
                                                   ------------    ------------    ------------

         Total Operating Expenses                  $      3,978    $     11,136    $     30,199

Other Expenses:
   Interest                                                  --             237             516
                                                   ------------    ------------    ------------
Income (Loss) Before Tax Provision (Credit)        $     (3,978)   $    (11,373)   $    (30,715)

Provision for Income Tax (Credit):
   Federal Income Tax                              $         --    $         --    $         --
   State Income Tax                                          --              --              --
                                                   ------------    ------------    ------------
         Total Provision for Income Tax (Credit)   $         --    $         --    $         --

Net Income (Loss)                                  $     (3,978)   $    (11,373)   $    (30,715)
                                                   ============    ============    ============
Per Share Information:
   Basic and Diluted Income (Loss)
      Per Share                                    $         --    $         --    $         --
                                                   ------------    ------------    ------------
Weighted Average Shares of Common Stock              22,076,200      12,076,200      14,940,336
                                                   ============    ============    ============

See Accompanying Notes to Financial Statements.

                              e-BOOK NETWORK, INC.
                              --------------------
                          (A DEVELOPMENT STAGE COMPANY)
                          -----------------------------
                             STATEMENT OF OPERATIONS
                             -----------------------
                FOR THE THREE MONTHS ENDED JUNE 30, 2003 AND 2002
                -------------------------------------------------
                                   (UNAUDITED)
                                   -----------

                                                           Three Months Ended
                                                           ------------------
                                                        June 30           June 30
                                                          2003             2002
                                                     ------------      ------------
Revenue                                              $         --      $         --
                                                     ------------      ------------
Operating Expenses:
   Amortization                                      $        166      $        166
   Hosting Fees and Other Internet Expenses                   105               105
   Office Supplies and Bank Charges                            27                 4
   Organization and Start Up Costs                             --             5,506
   Professional Fees                                          933               750
   Rent                                                        --               320
   Transfer and Filing Fees                                   500             2,400
                                                     ------------      ------------
         Total Operating Expenses                    $      1,731      $      9,251


Other Expenses:
   Interest                                                    --               237
                                                     ------------      ------------

Income (Loss) Before Tax Provision (Credit)          $     (1,731)     $     (9,488)

Provision for Income Tax (Credit):
   Federal Income Tax                                $         --      $         --
   State Income Tax                                            --                --
                                                     ------------      ------------
         Total Provision for Income Tax (Credit)     $         --      $         --
                                                     ------------      ------------

Net Income (Loss)                                    $     (1,731)     $     (9,488)
                                                     ============      ============

Per Share Information:
   Basic and Diluted Income (Loss)
      Per Share                                      $         --      $         --
                                                     ------------      ------------
Weighted Average Shares of Common Stock                22,076,200        12,076,200
                                                     ============      ============

See Accompanying Notes to Financial Statements.

                              e-BOOK NETWORK, INC.
                              --------------------
                          (A DEVELOPMENT STAGE COMPANY)
                          -----------------------------
                             STATEMENT OF CASH FLOWS
                             -----------------------
            FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002, AND THE
            --------------------------------------------------------
            PERIOD FROM INCEPTION (JANUARY 3, 2001) TO JUNE 30, 2003
            --------------------------------------------------------
                                   (UNAUDITED)
                                   -----------

                                                               Six Months Ended        Inception
                                                            June 30      June 30          to
                                                             2003          2002         6/30/03
                                                           --------      --------      --------
Cash Flows From Operating Activities:
   Net (Loss)                                              $ (3,978)     $(11,373)     $(30,715)
   Adjustments to Reconcile Net Income to Net Cash
      Provided by Operating Activities:
         Amortization                                           333           333         1,278
         Organization Costs Contributed by Shareholder           --            --           500
         Common Stock Issued for Services                        --            --         3,200
   Change in Assets and Liabilities:
      Increase in Notes Receivable                               --            --          (350)
     Increase in Current Liabilities                            177        10,051         3,238
                                                           --------      --------      --------

         Net Cash (Used) by Operating Activities           $ (3,468)     $   (989)     $(22,849)
                                                           --------      --------      --------

Cash Flows From Investing Activities:
   Addition to Website Costs                               $     --      $     --      $ (2,000)
                                                           --------      --------      --------
         Net Cash (Used in) Investing Activities           $     --      $     --      $ (2,000)
                                                           --------      --------      --------
Cash Flows From Financing Activities:
   Issuance of Common Stock for Cash                       $     --      $     --      $ 15,000
   Cash Contribution by Stockholder                              --            --        16,243
                                                           --------      --------      --------
         Net Cash Provided by Financing Activities         $     --      $     --      $ 31,243
                                                           --------      --------      --------
         Net Increase (Decrease) in Cash and Cash
            Equivalents                                    $ (3,468)     $   (989)     $  6,394

Cash and Cash Equivalents at the Beginning
   of Period                                                  9,862        10,034           -0-
                                                           --------      --------      --------
Cash and Cash Equivalents at the End of Period             $  6,394      $  9,045      $  6,394
                                                           ========      ========      ========

See Accompanying Notes to Financial Statements.

                              E-BOOK NETWORK, INC.
                              --------------------
                          (A DEVELOPMENT STAGE COMPANY)
                          -----------------------------
                             STATEMENT OF CASH FLOWS
                             -----------------------
            FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002, AND THE
            --------------------------------------------------------
            PERIOD FROM INCEPTION (JANUARY 3, 2001) TO JUNE 30, 2003
            --------------------------------------------------------
                                   (UNAUDITED)
                                   -----------

                                                              Six Months Ended        Inception
                                                            June 30       June 30        to
                                                             2003          2002        6/30/03
                                                           --------      --------      --------
Additional Cash Flow Information:
   Cash Paid During the Period for Interest
      (Non-Capitalized)                                    $     --      $    237      $    516
                                                           --------      --------      --------
      Income Taxes                                         $     --      $     --      $     --
                                                           ========      ========      ========




See Accompanying Notes to Financial Statements.

                              e-BOOK NETWORK, INC.
                              --------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                  JUNE 30, 2003
                                  -------------
                                   (UNAUDITED)
                                   -----------

NOTE A - BASIS OF PRESENTATION
------------------------------

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ending June 30, 2003 are not necessarily indicative of results that may be expected for the year ended December 31, 2003.

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

         However, the Company has not generated any income and is unable to predict when its operations will generate income. Also, as shown in the accompanying financial statements, the Company incurred a net loss of $ during the period January 3, 2001 (inception) to June 30, 2003. Therefore, it will be necessary for the Company officer to advance funds to the Company until such time as additional financing is available. There can be no assurance that the Company officer will have, or will be willing to advance funds to the Company when the funds are required. Also, there can be no assurances that additional financing will become available when required.

                              e-BOOK NETWORK, INC.
                              --------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                  JUNE 30, 2003
                                  -------------
                                   (UNAUDITED)
                                   -----------


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

         Liquidity and Capital Resources
         -------------------------------

         At June 30, 2003, the Company had very little cash or other assets with which to conduct operations. The Company's operations have been funded by the sale of its common stock to its founder and a loan from a stockholder. The Company has incurred a net loss of $30,715 from inception. There can be no assurance that the Company will be able to obtain additional capital to meet its operation requirements and these factors indicate that the Company may not be able to continue as a going concern.

Item 3. Controls and Procedures

         Evaluation of Disclosure Controls and Procedures. Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) within 90 days prior to the filing of this report, have concluded that, based on such evaluation, our disclosure controls and procedures were adequate and effective to ensure that material information relating to us, including our consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this Quarterly Report on Form 10-QSB was being prepared.

         Changes in Internal Controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, nor were there any significant deficiencies or material weaknesses in our internal controls. Accordingly, no corrective actions were required or undertaken.

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

         (Not applicable)

Item 5.  Other Information.

         (Not applicable)

Item 6.  Exhibits and Reports on Form 8-K.

         (a) Exhibits

               31      Section 302 Certification of Susan Parker

               32      Section 906 Certification of Susan Parketr

         (b) Reports on Form 8-K

               None.

                                    Signature

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the Undersigned thereunto duly authorized.




Date: July 29, 2003


/s/ Susan Parker
--------------------------
President, Chief Executive
Officer, Chief Financial Officer, and
Principal Accounting Officer