Form 10QSB
period 2003-09-30
SINOFRESH HEALTHCARE INC
filed 2003-11-17
CIK 1171596

U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   Form 10-QSB

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2003

|_|      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

      For the transition period from January 1, 2003 to September 30, 2003

                         Commission file number 0-49764

                           SinoFresh HealthCare, Inc.
        (Exact name of small business issuer as specified in its charter)

             Florida                                  65-1082270
             -------                                  ----------
(State or other jurisdiction of                   (I.R.S. Employer
 incorporation or organization)                 Identification Number)

                              516 Paul Morris Drive
                            Englewood, Florida 34223
                    (Address of principal executive offices)

                                  941-681-3100
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes |X| No |_|

The number of shares outstanding of each of the issuer's classes of common equity as of September 30, 2003:

Common Stock, $.0001 Par Value 10,768,490 shares

Transitional Small Business Disclosure Format (check one):

Yes |_| No |X|

Table of Contents

                            SINOFRESH HEALTHCARE INC.

Index                                                                                                    Page
-----                                                                                                    ----

Part I.  Financial Information
         Item 1.  Financial Statements

                  Condensed consolidated balance sheet - September 30, 2003 (Unaudited) and
                  December 31, 2002                                                                      2

                  Unaudited condensed consolidated income statements - Three - and Nine-months ended
                  September 30, 2003 and 2002                                                            3

                  Unaudited condensed consolidated statements of cash flows Nine-months ended
                  September 30, 2003 and 2002                                                            4

                  Notes to unaudited condensed consolidated financial statements                         5

         Item 2.  Management's Discussion and Analysis of Financial Position and Results of
                  Operations                                                                             7

         Item 3.  Controls and Procedures                                                                10

Part II. Other Information                                                                               11

         Item 2.  Changes in Securities                                                                  11

         Item 4.  Submission of Matters to a note of Security Holders                                    12

         Item 6.  Exhibits and Reports on Form 8-K                                                       12

Signatures                                                                                               14

Certifications

Part I Financial Information

                            SINOFRESH HEALTCARE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                       September 30, 2003 (unaudited) and
                                December 31, 2002

                                     ASSETS

                                                                                            September 30,    December 31,
                                                                                                2003             2002
                                                                                            -----------       -----------
                                                                                            (Unaudited)        (Audited)
CURRENT ASSETS:
   Cash                                                                                     $ 1,013,062       $   245,685
   Accounts receivable, net of allowances                                                       173,274            18,144
   Inventory                                                                                    287,521            93,645
   Other current assets                                                                          98,691            11,935
                                                                                            -----------       -----------
TOTAL CURRENT ASSETS                                                                          1,572,548           369,409


FURNITURE AND EQUIPMENT, NET                                                                    138,074            25,875

PATENTS, NET                                                                                  2,807,700         2,985,300

GOODWILL                                                                                      2,409,401         2,336,796

OTHER ASSETS                                                                                     14,308            20,675
                                                                                            -----------       -----------
                                                                                            $ 6,942,031       $ 5,738,055
                                                                                            ===========       ===========

                                              LIABILITES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Notes payable                                                                            $   338,000       $        --
   Accounts payable and accrued expenses                                                        837,381           482,690
    Deferred revenue                                                                            293,366            17,678
    Current portion of long term debt                                                           293,075           443,367
                                                                                            -----------       -----------
   TOTAL CURRENT LIABILITIES                                                                $ 1,761,822       $   943,735
                                                                                            -----------       -----------

Long-term debt, net of current maturities                                                        86,389            78,977
                                                                                            -----------       -----------
TOTAL LIABILITIES                                                                             1,848,211         1,022,712

COMMITMENTS AND CONTINGENCIES                                                                        --

STOCKHOLDERS' EQUITY:
   Common stock, no par value;  500,000,000 shares authorized;  4,000,000 shares issued and  outstanding  and 6,768,490  shares issuable at December 31, 2002;
   13,228,023 shares issued and outstanding at September 30, 2003                                (1,084)            2,154
   Preferred Stock, no par value; 200,000,000 shares authorized
   Series A Convertible, Voting; 858,170 shares authorized; 808,170 and 858,170
   shares issued and outstanding at December 31, 2002 and September 30, 2003                  1,716,339         1,616,339
   Series B Convertible, Voting; 1,500,000 shares authorized, issued and outstanding          3,000,000         3,000,000
   Series C Convertible, Voting; 1,250,000 shares authorized; 337,500 shares issued and outstanding at December 31, 2002 and 1,218,711 shares issued and outstanding
   at September 30, 2003                                                                      2,266,141           608,712
   Common stock warrants, net of deferred consulting and compensation fees of $285,261        1,631,603
   Accumulated deficit                                                                       (2,867,179)         (511,862)
                                                                                            -----------       -----------
                                                                                              5,745,820         4,715,343
   Warrant subscriptions receivable                                                            (652,000)               --
                                                                                            -----------       -----------
TOTAL STOCKHOLDERS' EQUITY                                                                    5,093,820         4,715,343
                                                                                            -----------       -----------
                                                                                            $ 6,942,031       $ 5,738,055
                                                                                            ===========       ===========


See notes to condensed consolidated financial statements.

                           SINOFRESH HEALTHCARE, INC.
           CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (unaudited)


                                                                      (Predecessor                               (Predecessor
                                                                        Company)                                   Company)
                                               Three Months           Three Months           Nine Months          Nine Months
                                                  Ended                  Ended                  Ended                Ended
                                            September 30, 2003     September 30, 2002     September 30, 2003   September 30, 2002
                                            -------------------    -------------------    -------------------    --------------
REVENUE                                             687,442               73,833               1,054,167              141,694

COST OF REVENUE                                     178,724                3,421                 271,516               35,422
                                            -------------------    -------------------    -------------------    --------------

GROSS PROFIT                                        508,178               70,412                 782,651              106,272

OPERATING EXPENSES
   General and administrative expenses              835,035              213,586               2,047,145              661,254
   Marketing expenses                               429,421               19,341                 742,303              274,630
   Research and development expenses                 73,939                   --                 129,874                3,896
                                            -------------------    -------------------    -------------------    --------------

TOTAL OPERATING COSTS AND EXPENSES                1,338,395              232,927               2,919,322              939,780
                                            -------------------    -------------------    -------------------    --------------

LOSS FROM OPERATIONS                              (829,677)            (162,515)             (2,136,671)            (833,508)

OTHER INCOME (EXPENSES);
   Interest expense                                (23,136)                                     (65,134)
   Other income (expense)                         (153,922)             (12,014)               (153,512)             (34,002)
                                            -------------------    -------------------    -------------------    --------------

TOTAL OTHER INCOME (EXPENSE)                      (177,059)             (12,014)               (218,646)             (34,002)
                                            -------------------    -------------------    -------------------    --------------

NET LOSS                                    $   (1,006,736)        $   (174,529)          $  (2,355,317)         $  (867,510)
                                            ===================    ===================    ===================    ==============

NET LOSS PER COMMON SHARE
   -basic                                   $        (0.09)        $      (0.02)          $       (0.21)         $     (0.08)
                                            ===================    ===================    ===================    ==============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
   -basic                                        11,356,639           11,356,639              10,996,694           10,996,694
                                            ===================    ===================    ===================    ==============


See notes to condensed consolidated financial statements.

                           SINOFRESH HEALTHCARE, INC.
           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (unaudited)



                                                                                                          (Predecessor Company)
                                                                              Nine Months Ended             Nine Months Ended
                                                                              September 30, 2003           September 30, 2002
                                                                            -----------------------    ------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                               $     (2,355,317)           $      (867,510)

     Adjustments to reconcile net loss to net cash used in operations:
         Amortization and depreciation                                               187,796                     35,459
         Stock and options issued for services                                        70,294
         Options issued as loan fees                                                   5,360
         Stock issued as settlement cost                                             100,000
         Bad debt expense                                                             14,000

     Changes in assets and liabilities net of effects from acquisition:
         Accounts receivable                                                        (169,130)                    (7,843)
         Inventory                                                                  (193,875)                    34,557
         Other current assets                                                        (86,757)                    20,375
         Other assets                                                                (66,238)                   (47,228)
         Accounts payable and accrued expenses                                       396,687                     69,557
         Deferred revenue                                                            275,688                     12,565
                                                                            -----------------------    ------------------------
NET CASH USED IN OPERATING ACTIVITIES                                             (1,821,312)                  (750,068)

Investing activities:
     Payments for purchases of property and equipment                               (116,961)                   (13,465)
                                                                            -----------------------    ------------------------

NET CASH USED IN INVESTING ACTIVIES                                                 (116,961)                   (13,465)

FINANCING ACTIVITIES:
     Proceeds from issuance of stock                                               2,561,380                    678,886
     Proceeds from long-term debt                                                    392,463                    104,096
     Repayment of long-term debt                                                    (248,193)                        --
                                                                            -----------------------    ------------------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                          2,705,650                    782,982

NET DECREASE IN CASH                                                                 767,377                     19,449

CASH - beginning of period                                                           245,685                     48,544
                                                                            -----------------------    ------------------------

CASH - end of period                                                        $      1,013,062           $         67,993
                                                                            =======================    ========================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

     Cash paid during the period for interest                               $        138,807           $             --
                                                                            =======================    ========================



See notes to condensed consolidated financial statements

                           SinoFresh HealthCare, Inc.
         Notes to Unaudited Condensed Consolidated Financial Statements

Note 1. Basis of Presentation

         The accompanying unaudited financial statements of SinoFresh HealthCare, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles and the rules and regulations of the United States Securities and Exchange Commission for interim financial information. Accordingly, they do not include all of the information and footnotes necessary for a comprehensive presentation of financial position and results of operation.

         The Company's business is subject to various risks and uncertainties and the Company's ability to continue, as a going concern is dependant on its ability to market and distribute its products and utilize the technology underlying its patents. All of these activities are capital intensive and, since the Company just commenced its national marketing campaign, it has assessed these risks as of December 31, 2002 and September 30, 2003. While the Company has a working capital deficit at September 30, 2003 of $189,274, incurred a net loss of $2,355,317 and has consumed $1,821,312 of cash in operations for the nine months then ended, Management believes that these risks are mitigated by the growth in revenues and the recent capital funding. The rate of the Company's future growth and success will be dependant on its ability to generate the necessary resources through product sales or otherwise. The accompanying statements do not include any adjustments that might be necessary if the Company is unable to generate these revenues and continue as a going concern.

         In the opinion of management, all adjustments, consisting of normal recurring adjustments, have been made in the September 30, 2003 financial statements, which are necessary for a fair financial statement presentation. The results for the three and nine months ended September 30, 2003 and 2002 are not necessarily indicative of financial information for the full year.

         For further information, refer to the financial statements and footnotes included in the Company's Current Report on Form 8-K/A as filed with the Securities and Exchange Commission for the period October 15 (date of inception) to December 31, 2002.

Note 2:  Merger

On September 8, 2003, (the "Merger Date") SinoFresh Healthcare, Inc. ("Company"); SinoFresh Acquisition Corp. ("Acquisition"); SinoFresh Corp. ("SinoFresh"), formerly known as e-Book Network, Inc., and the sole director and majority shareholder of SinoFresh entered into a Merger Agreement. In addition, SinoFresh amended its Articles of Incorporation authorizing the issuance of up to 700,000,000 shares of no par value capital stock, consisting of 500,000,000 shares of common stock and 200,000,000 shares of preferred stock. The amended Articles also designated 858,170 shares of the preferred stock as Series A Preferred Stock with each share convertible into one common share and possessing one vote. In addition, 1,500,000 shares of the preferred stock were designated as Series B Preferred Stock with each share convertible into two common shares and possessing two votes. Another 1,250,000 shares of preferred stock was designated as Series C Preferred Stock with each share convertible into two common shares and possessing two votes.

The amended Articles stipulate that the Company will register approximately 2,915,340 shares of common stock with the Securities and Exchange Commission. Series A and Series C Preferred shareholders will have the right to register 70% of their common shares obtained upon conversion.

Under the Merger Agreement, SinoFresh acquired all of the outstanding capital stock of the Company consisting of 21,536,980 shares of Common Stock; 1,716,399 shares of Series A Preferred Stock; 6,000,000 shares of Series B Preferred Stock and 4,874,843 shares of Series C Preferred Stock in exchange for 10,768,490 shares of SinoFresh Common Stock; 858,170 shares of SinoFresh Series A Preferred Stock; 1,500,000 shares of SinoFresh Series B Preferred Stock and 1,218,711 shares of SinoFresh Series C Preferred Stock. In connection with the Agreement, the sole director and majority shareholder of SinoFresh agreed to tender 19,616,667 shares in SinoFresh back to SinoFresh for cancellation. In addition the Company exchanged options to purchase 3,000,000 common shares and warrants to purchase 900,000 common shares for SinoFresh options to purchase 1,500,000 common shares and SinoFresh warrants to purchase 450,000 common shares.

All share and per share data in the accompanying financial statements has been retroactively changed to reflect this transaction.

Subsequent to the merger, Acquisition, which changed its name to SinoFresh Corporation, remains the operating subsidiary of the Company. The shareholders of the Company obtained approximately 81% of the common stock and additional voting control by virtue of the voting rights of the preferred stock, providing a total voting interest of 91%. Since the Company also obtained management control, the merger transaction was treated as a recapitalization of the Company, with the Company as the acquirer for financial accounting purposes. Accordingly the shareholders of SinoFresh were deemed to be issued approximately 2,483,000 common shares. The balance sheet subsequent to the merger consists of the balance sheet of both companies at the merger date and the operations reflect the historical operations of the Company, and the operations of SinoFresh from the Merger Date.

Note 3:  Shareholders' Equity

In July 2003 the Company issued 50,000 Series A preferred shares as a settlement and recorded a settlement expense of $100,000 based on the recent $2.00 per share valuation.

In July, the Company also granted warrants to purchase 250,000 common shares at an exercise price of $1.00 to an investment-banking firm for consulting and placement costs. The warrants were valued at $.058 using the fair value method of SFAS 123 resulting in a charge to statement paid-in capital of $2,320 and consulting expense of $26,680.

On July 31, 2003, the Company entered into a Settlement Agreement with a former employee and shareholder in a predecessor company to resolve certain alleged claims. Under the Agreement, the Company agreed to pay $56,000 in the aggregate, $16,000 upon execution and $2,000 per month for twenty months thereafter and to issue 50,000 shares of Series A Preferred Stock to the former employee/shareholder. In exchange the former employee/shareholder agreed to drop all claims against the Company and return all shares previously issued in the Company, its predecessor and affiliated companies. At June 30, 2003 the balance due was $38,000. The Company recognized a settlement expense of $100,000 based on the $2.00 per share value of the Series A Preferred Stock issued.

Effective September 1, 2003, the Company sold 5-year callable warrants to purchase 1,333,333 shares of the Company's common stock. The investors paid $1.20 for each warrant for a total of $1,600,000. As of September 30, 2003, there was $652,000 of subscriptions receivable related to these sales of which $452,000 are represented by 60-day, 4% promissory notes. The Company may call, based upon a stipulated schedule, up to 25% of the warrants at one time, and may require the holders to exercise 25% of their warrants, if the trading price of the Company's stock is maintained at or above a level of $7.50 for 20 consecutive days. Upon expiration of 90 days after such call, the Company may again call and require exercise of another 25% based upon the same criteria. This continues until all warrants have been called. The holder has 30 days to exercise upon which if not exercised, a designee or principal stockholder may purchase such warrants from the holder for $0.10 per warrant. However, such calls are not permitted unless the underlying common stock has been registered under the Securities Act of 1933. For one investor who purchased 667,000 warrants for cash of $400,000 and a 60-day, 4%, $400,000 promissory note, the warrant life is one year. If no warrants are exercised prior to August 31, 2004 the Company will cancel such warrants and issue to the investor new warrants exercisable at $0.001 per share or an aggregate of $667 for 667,000 shares.

On September 1, 2003, the Company granted warrants to purchase 87,500 shares of Common Stock to its Medical Advisory Board and other service providers at $1.00 and $2.00 per share. These warrants were valued using SFAS 123 and resulted in a total value of $28,875, which will be recognized over a twelve month period.

The Company also granted options on 1,500,000 common shares to employees, officers and directors of the Company and to a limited liability company controlled by two officers of the Company exercisable at $1.00 at September 1, 2003. Those options were valued under APB 25 and resulted in a total value of $300,000, which will be recognized over periods of up to three years.

 Item 2. Management's Discussion and Analysis of Financial Condition or Plan of Operations

Forward-Looking Statements and Associated Risks

THIS QUARTERLY REPORT ON FORM 10-QSB CONTAINS FORWARD-LOOKING STATEMENTS THAT HAVE BEEN MADE PURSUANT TO THE PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. THESE FORWARD-LOOKING STATEMENTS ARE BASED ON MANAGEMENT'S CURRENT EXPECTATIONS, ESTIMATES AND PROJECTIONS, BELIEFS AND ASSUMPTIONS. WORDS SUCH AS "ANTICIPATES," "EXPECTS," "INTENDS," "PLANS," "BELIEVES," "SEEKS," "ESTIMATES," VARIATIONS OF SUCH WORDS AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. THESE STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND ARE SUBJECT TO CERTAIN RISKS, UNCERTAINTIES AND ASSUMPTIONS THAT ARE DIFFICULT TO PREDICT; THEREFORE, ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE EXPRESSED OR FORECASTED IN ANY SUCH FORWARD-LOOKING STATEMENTS. THESE RISKS AND UNCERTAINTIES INCLUDE THOSE DISCUSSED IN "PART I -
ITEM 1 - DESCRIPTION OF BUSINESS - RISK FACTORS" AND "PART II - ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS" CONTAINED IN THE COMPANY'S FORM 10-KSB FOR THE 45 DAY TRANSITION PERIOD ENDED DECEMBER 31, 2002, AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION. UNLESS REQUIRED BY LAW, THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE PUBLICLY ANY FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE. INVESTORS SHOULD REVIEW THIS QUARTERLY REPORT IN COMBINATION WITH THE COMPANY'S ANNUAL REPORT ON FORM 10-KSB IN ORDER TO HAVE A MORE COMPLETE UNDERSTANDING OF THE PRINCIPAL RISKS ASSOCIATED WITH AN INVESTMENT IN THE COMPANY'S STOCK.


Overview

         SinoFresh HealthCare, Inc. produces, markets, sells and distributes SinoFresh(R)products in North America, Central and South America and the Caribbean. SinoFresh(R)Nasal & Sinus Care and SinoFresh(R)Oral & Throat Care are US Food and Drug Administration (FDA) registered products specially formulated to cleanse and freshen the nose, throat and sinus cavities by killing and washing away the bacteria colonizing in these membranes. Molds and bacteria have been scientifically proven to be at the root cause of many sinus and asthma-related conditions in mammals.

         Test marketing of the Nasal & Sinus Care product commenced in a limited test area, mainly southwest Florida, in June 2002 and culminated in the national launch of that product in October 2003 when the company began shipping to national retail drug and food chain stores, principally Walgreen's, Eckerd, CVS, Rite Aid pharmacies and Publix supermarkets. SinoFresh Nasal & Sinus Care retails for approximately $15.95 for a 1-fluid ounce bottle. Test marketing for the Company's reformulated SinoFresh Oral & Throat Care brand is expected to begin in the fourth quarter of 2003, and the product is expected to reach retail store shelves at national drug and food chain stores in 2004. The retail price for the Oral product has not been established.

         SinoFresh products have been formulated to provide symptomatic relief for chronic sinusitis and other sinus-related conditions. According to figures published by the Center for Disease Control (CDC) over 37 million Americans are affected by chronic sinusitis. The formulations of SinoFresh products include ..05% Cetylpyridinium chloride (CPC), the active ingredient, aromatics, and carriers that kill bacteria on contact. According to reports published by the FDA, CPC has a 50-year history of safety and efficacy, and is an active ingredient in many popular items such as toothpaste and mouthwash.

         The company's strategy is to expand the number of on-label claims for its products by conducting safety and efficacy studies in conjunction with leading institutions and research institutes designed to advance the science. In this regard, the Company is currently conducting two safety studies in collaboration with the Silverstein Institute of Sarasota, and one validation study in collaboration with the University Of Pennsylvania School Of Dentistry. The results of these studies are expected to lead to an application for an investigative new drug (IND) with the FDA, and ultimately to an NDA (new drug application) that would set the Company apart in relationship to its product claims.

         Company shares are traded on the Over-the-Counter-Bulletin Board under the symbol, SFSH.


Results of Operations

         Revenues for the quarter ended September 30, 2003 amounted to $687,442 as compared to $73,833 in the predecessor company for the period ended September 30, 2002. Revenues for the nine months ended September 30, 2003 were $1,054,167, or an increase of $912,473(743.97%) over revenues of $141,964 for the same period in the predecessor company. These significant increases, amounting to $613,609 and $912,473, respectively, resulted from the commencement of alpha and beta testing in southwest Florida of the Company's two products in 2003. For the ten years prior to 2003, the Company and its predecessor had focused its efforts almost exclusively on the research and development work that gave rise to its patented and patent-pending formulations, and two commercial products, SinoFresh Nasal & Sinus Care and SinoFresh Oral & Throat Care.

         Gross profits for the quarter and the nine-month period ended September 30, 2003 were $508,718 (or 74.1%) and $782,651 (or 80.1%), compared to $70,412
(or 75%) and $106,272 (or 76%) for the corresponding period in 2002. These margins are the result of the favorable costs of the ingredients in the end product and to efficient production methods.

         In 2003, the Company invested significantly in building the SinoFresh brand and in infrastructure. Management believes that spending in these two categories will pay significant dividends to the Company and its shareholders over the next several years in the form of sales and profits, as well as in the quality of its management team. Marketing expenditures for the quarter and nine months ended September 30, 2003 were $429,421 and $742,303, respectively, in comparison to $19,341 and $274,630 for the corresponding periods in 2002. Marketing expenditures for the quarter and nine months represented 32.08% and 25.43% of total General and Administrative (G&A) spending for the quarter and nine months ended September 30, 2003 as compared to 8.3% and 29.22% in the predecessor company for the same periods in 2002. The increase in marketing expenditures of $410,000 and $468,000 for the quarter and nine month period ended September 30, 2003 over the corresponding periods in the predecessor company in 2002 reflect in great part spending related to the national product launch in the second quarter of 2003 the marketing and promotional costs associated with branding the SinoFresh name. G&A expenses, consisting of executive salaries, employee wages, rent and occupancy costs, communications and other expenses related to the operations amounted to $835,035 and $2,047,145 for the quarter and nine month period, respectively, ended September 30, 2003. G&A expenses for the corresponding period in the predecessor company in 2002 amounted to $213,586 and $661,254. The significant increase (390% for the quarter and 310% for the nine month periods) in absolute dollars for 2003 over 2002 reflect several factors, among them: an increase in the number of personnel and executive management, employee benefits costs, higher legal and regulatory expenses resulting directly to the company's becoming listed on the OTC Bulletin Board, advertising, capital expenditures for new office equipment, the one time cost associated with the company's relocation from Venice to its new offices in Englewood, Florida and the cost and expense of building an infrastructure as the basis for future growth. G & A also reflects certain other costs associated with the relocation of the company's offices, certain one-time legal and audit expenses associated with "going public", certain write-downs and write-offs, settlement costs, and consulting and other expenses related to the company's fund-raising efforts in 2003.

         Research and development are the lifeblood of our company. Expenditures in this category reflect the cost associated with basic research, product development, clinical testing, and the costs associated with regulatory compliance, patent applications and maintenance, trademark registration, product enhancement and the development of new products related and unrelated to our current product line. For the quarter and nine months ended September 30, 2003; the company's R&D expenditures amounted to $73,939 and $129, 874, respectively. R&D expenditures are expected to increase significantly over the next several years, both in absolute terms and as a percentage of all spending. These increases are reflective of the company's commitment to market only the best-in-breed, to advance the science of Rhinology, and to stay ahead of the competition in its field and on the leading edge in the science.

         For the quarter and nine months ended September 30, 2003, the company reported operating losses of $1 million and $2.4 million and overall losses of $1.05 million and $2.6 million, respectively, compared to losses of $175,000 and $868,000 in the predecessor company for the corresponding periods in 2002.

         Losses per common share were $0.09 and $0.21 for the quarter and the nine month period ended September 30, 2003, as compared with $0.02 and $0.08 in the predecessor company for the corresponding periods in 2002.

         At the end of the nine-month period on September 30, 2003, the company had total assets of $6.9 million (unaudited), compared to $5.7 million (audited) at December 31, 2002.

         At September 30, 2003 and December 31, 2002, current liabilities were $1.8 million and $943,000, respectively. Long-term debt at September 30, 2003 was $86,000, compared to $80,000 at the end of December 2002. And stockholders' equity amounted to $5.1 million at the end of September as compared with $4.7 million at December 31, 2002. Cash increased by $767,000 from $246,000 at December 31, 2002 to more than $1 million at September 30, 2003; accounts receivable increase by $155,000 to $173,000 at the end of the nine month period, inventory increase $194,000, from $94,000 on December 31, 2002 to $288,000 at September 30, 2003. Overall, current liabilities increased by $818,000 from $944,000 at December 31, 2002 to $1.77 million at September 30, 2003. The greatest increases in this category were Note Payable, which increased by $338,000 and trade accounts payable, which increased by $355,000, from $483,000 to $837,000. At the same time, the current portion of long term debt decreased by $150,000 from $443,000 on December 31, 2002 to $$293,000 on September 30,
2003.

         At September 30, 2003 long-term debt was $86,000, a modest $7,000 increase from $79,000 at December 31, 2002.

         Shareholder equity increased by $3.5 million with approximately $3,000,000 from equity financings and approximately $500,000 from other primarily non-cash stock transactions, but these increases were partially offset by operating losses of $2.4 million, leaving a balance of $5.1 million at September 30, 2003, up $378,000 from $4.7 million at December 31, 2002.


Inflation And Currency Fluctuation

         Inflation and currency fluctuations have not previously had a material impact upon the results of operations and are not expected to have a material impact in the near future.


Cash and Sources of Liquidity

         The Company historically has satisfied its operating cash requirements primarily through cash flow from operations, from borrowings and from trade and equity financings. At September 30, 2003, the company had $1 million in cash on hand, $173,000 in accounts receivable, and $652,000 in subscriptions receivable from equity financings.

         The Company has been in discussion with banks and other financial institutions during the period, and expects that it will be able to secure short term, asset-based financing under favorable and acceptable terms in the coming months. Any such financing will more than likely be secured by accounts receivable and inventories on hand.

         The Company is also continuing to explore opportunities for long-term debt and equity financing. Funds received from these financings, if and when available, will be used as working capital to finance the growth of the Company, and to provide financing for the clinical trials and new product development management contemplates.

Item 3. Controls and Procedures

         The Company's Chief Executive Officer and Chief Financial Officer evaluated the Company's disclosure controls and procedures within 90 days of the filing date of this quarterly report. Based upon the evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in ensuring that material information required to be disclosed is included in the reports that it files with the Securities and Exchange Commission.

         There were no significant changes in the Company's internal controls or, to the knowledge of the management of the Company, in other factors that could significantly affect internal controls subsequent to the evaluation date.

                           PART II - OTHER INFORMATION


ITEM 2. CHANGES IN SECURITIES.

(b) On September 8, 2003, the board of directors and a majority of the shareholders of the Registrant (i) approved an amendment to the Articles of Incorporation of the Registrant pursuant to which, among other things, Series A, Series B and Series C preferred shares were authorized (the "Preferred Shares"), and (ii) issued certain shares of the Preferred Shares. Registered shares of the common stock of the Registrant have been materially limited or qualified by the issuance of the Preferred Shares by virtue of the liquidation preference of the Preferred Shares. The liquidation preference of the Preferred Shares provides that common stock shareholders of the Registrant shall not receive a distribution (either as to dividends, or upon liquidation, dissolution or winding up) unless the Series A, Series B and Series C preferred shareholders shall have first received $2.00 per share.

(c)

---------- ------------ ------------ --------------------- ----------------- ----------------- --------------------
                                                           TRANSACTION         SECTION/RULE
                                                           DESCRIPTION/TYPE    UNDER WHICH          TERMS OF
                                                           AND AMOUNT           REGISTRANT        CONVERSION OR
                                                               OF                CLAIMED           EXERCISE OF
  DATE        TITLE       AMOUNT             NAME          CONSIDERATION        EXEMPTION          SECURITIES
---------- ------------ ------------ --------------------- ----------------- ----------------- --------------------
9/1/03     Options      360,000      Employees             Services          4(2)              $1.00 strike price
---------- ------------ ------------ --------------------- ----------------- ----------------- --------------------
7/03       Warrant      120,000      Bristol Partners      Services          4(2)              $1.00 exercise
                                                                                               price
---------- ------------ ------------ --------------------- ----------------- ----------------- --------------------
7/03       Warrant      230,000      SinoFresh             Services          4(2)              $1.00 exercise
                                     Management, LLC                                           price
---------- ------------ ------------ --------------------- ----------------- ----------------- --------------------
6/03       Warrant      50,000       D&J Properties        Financing         4(2)              $1.00 exercise
                                                                                               price
---------- ------------ ------------ --------------------- ----------------- ----------------- --------------------
6/03       Warrant      50,000       D&J Properties        Financing         4(2)              $5.00 exercise
                                                                                               price
---------- ------------ ------------ --------------------- ----------------- ----------------- --------------------
9/03       Warrant      87,500       Medical     Advisory  Services          4(2)              $1.00 - $2.00
                                     Board                                                     exercise price
---------- ------------ ------------ --------------------- ----------------- ----------------- --------------------
7/03       Common       11,900       Eric P. Littman       Services          11 U.S.C.ss.1145  N/A
           stock
---------- ------------ ------------ --------------------- ----------------- ----------------- --------------------
7/03       Common       11,900       Dennis Sturm          Services          11 U.S.C.ss.1145  N/A
           stock
---------- ------------ ------------ --------------------- ----------------- ----------------- --------------------
9/1/03     Options      50,000       Steve Bannon          Services          4(2)              $1.00 strike price
---------- ------------ ------------ --------------------- ----------------- ----------------- --------------------
9/1/03     Options      200,000      Michael Stampar       Services          4(2)              $1.00 strike price
---------- ------------ ------------ --------------------- ----------------- ----------------- --------------------
9/1/03     Options      890,000      SinoFresh             Services          4(2)              $1.00 strike price
                                     Management, LLC
---------- ------------ ------------ --------------------- ----------------- ----------------- --------------------

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

----------------------- --------------------- -------------------- --------------------- --------------------
DATE OF MEETING         TYPE OF MEETING       NAME OF EACH         DESCRIPTION OF        VOTES CAST FOR
                                              DIRECTOR ELECTED     MEETING               MATTERS PRESENTED
                                              AT MEETING                                 AT MEETING
----------------------- --------------------- -------------------- --------------------- --------------------
9/8/03                  Special               Charles Fust;        Authorizing merger    Approved by a
                                              P. Robert DuPont;    with SinoFresh        Majority of the
                                              David Otto;          HealthCare, Inc., a   shareholders of
                                              Steve Bannon;        Delaware              the Registrant.
                                              Stacey Maloney.      corporation;
                                                                   appointing new
                                                                   board of directors.
----------------------- --------------------- -------------------- --------------------- --------------------
9/8/03                  Special               N/A                  Adopting amendment    Approved by a
                                                                   to Articles of        Majority of the
                                                                   Incorporation (i)     shareholders of
                                                                   increasing            the Registrant.
                                                                   authorized common
                                                                   stock to
                                                                   500,000,000, (ii)
                                                                   increasing
                                                                   authorized
                                                                   preferred stock to
                                                                   200,000,000, and
                                                                   (iii) designating
                                                                   terms of Series A,
                                                                   B and C preferred
                                                                   shares.
----------------------- --------------------- -------------------- --------------------- --------------------

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.


(a) Exhibits.

-------------- ----------------------------------------------------------- ----------------------------------
   Exhibit                         Title of Document                             Location of Document
-------------- ----------------------------------------------------------- ----------------------------------
     3.1       Articles of Incorporation                                   Articles of Incorporation
                                                                           (incorporated by reference from
                                                                           Registration Statement on Form
                                                                           10- SB filed with the Securities
                                                                           and Exchange Commission under
                                                                           File No. 0-49764)
-------------- ----------------------------------------------------------- ----------------------------------
     3.2       Bylaws                                                      Articles of Incorporation
                                                                           (incorporated by reference from
                                                                           Registration Statement on Form
                                                                           10- SB filed with the Securities
                                                                           and Exchange Commission under
                                                                           File No. 0-49764)
-------------- ----------------------------------------------------------- ----------------------------------
     3.3       Articles of Amendment to the Articles of Incorporation                  Attached
-------------- ----------------------------------------------------------- ----------------------------------
     4.1       Common Stock Registration Rights Agreement with SinoFresh               Attached
               Shareholders
-------------- ----------------------------------------------------------- ----------------------------------
     4.2       Common Stock Registration Rights Agreement with D&J                     Attached
               Properties
-------------- ----------------------------------------------------------- ----------------------------------

-------------- ----------------------------------------------------------- ----------------------------------
   Exhibit                         Title of Document                             Location of Document
-------------- ----------------------------------------------------------- ----------------------------------
     4.3       Articles of Amendment to the Articles of Incorporation               See Exhibit 3.3
-------------- ----------------------------------------------------------- ----------------------------------
    10.1       Contract Manufacturing Agreement with AccuMed, Inc.                     Attached
-------------- ----------------------------------------------------------- ----------------------------------
    10.2       Contract with Bristol Investment Group, Inc.                            Attached
-------------- ----------------------------------------------------------- ----------------------------------
    10.3       Employment Agreement with Charles Fust                                  Attached
-------------- ----------------------------------------------------------- ----------------------------------
    10.4       Employment Agreement with Stacey Maloney                                Attached
-------------- ----------------------------------------------------------- ----------------------------------
    10.5       Development, Right of First Refusal and Acquisition                     Attached
               Agreement with SinoFresh Research Laboratories, LLC
-------------- ----------------------------------------------------------- ----------------------------------
    10.6       Investment Banking Services Agreement with Sargon                       Attached
               Capital, Inc.
-------------- ----------------------------------------------------------- ----------------------------------
    10.7       Financial Consulting Services Agreement with Sargon                     Attached
               Capital, Inc.
-------------- ----------------------------------------------------------- ----------------------------------
    10.8       Contract with National In-Store, Inc.                                   Attached
-------------- ----------------------------------------------------------- ----------------------------------
    10.9       National In-Store Marketing, Inc., Sales and Broker                     Attached
               Contract
-------------- ----------------------------------------------------------- ----------------------------------
    10.10      Contract with One Source                                                Attached
-------------- ----------------------------------------------------------- ----------------------------------
    10.11      Accounts Receivable Financing Agreement with Alliance                   Attached
               Financial Capital, Inc.
-------------- ----------------------------------------------------------- ----------------------------------
    10.12      Contract with Rubenstein Communications, Inc.                           Attached
-------------- ----------------------------------------------------------- ----------------------------------
     21        Subsidiaries of the Small Issuer                                        Attached
-------------- ----------------------------------------------------------- ----------------------------------
    31.1       Certifications of Chief Executive Officer Pursuant to                   Attached
               Section 302 of the Sarbanes-Oxley Act of 2002
-------------- ----------------------------------------------------------- ----------------------------------
    31.2       Certifications of Chief Financial Officer Pursuant to                   Attached
               Section 302 of the Sarbanes-Oxley Act of 2002
-------------- ----------------------------------------------------------- ----------------------------------
     32        Certifications of Chief Executive Officer and Chief                     Attached
               Financial Officer Pursuant to Section 906 of the
               Sarbanes-Oxley Act of 2002
-------------- ----------------------------------------------------------- ----------------------------------
    99.1       2002 Stock Option Plan                                                  Attached
-------------- ----------------------------------------------------------- ----------------------------------

(b) Reports on Form 8-K.

During the period ended September 30, 2003, the Company filed the following reports on Form 8-K:

-------------------------------------------------------- ----------------------------------------------------
Date of Event Reported                                   Items Reported
-------------------------------------------------------- ----------------------------------------------------
September 23, 2003                                       1, 2 and 7
-------------------------------------------------------- ----------------------------------------------------
November 14, 2003 (8-K/A)                                7
-------------------------------------------------------- ----------------------------------------------------

ITEMS 3 AND 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                           SINOFRESH HEALTHCARE, INC.

November 14, 2003          By    /s/ Charles A. Fust
                                 -----------------------------------------------
                                 Charles A. Fust, Chief Executive Officer


November 14, 2003          By    /s/ Steves Rodriquez
                                 -----------------------------------------------
                                 Steves Rodriquez, Chief Financial Officer