Form 10KSB
period 2003-12-31
SINOFRESH HEALTHCARE INC
filed 2004-04-14
CIK 1171596

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)
☒	Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2003

or

☐	Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to

0-49764
(Commission File No.)

SINOFRESH HEALTHCARE, INC.

(Name of Small Business Issuer in Its Charter)

FLORIDA (State or other jurisdiction of incorporation or organization	65-1082270 (I.R.S. Employer Identification No.)

516 PAUL MORRIS DRIVE ENGLEWOOD, FLORIDA (Address of principal executive offices)	34223 (Zip Code)

Issuer’s Telephone Number, including area code: (941) 681-3100

Securities registered under Section 12(b)
of the Securities Exchange Act of 1934:

NONE

Securities registered under Section 12(g)
of the Securities Exchange Act of 1934:

COMMON STOCK, NO PAR VALUE

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Issuer’s revenues for its most recent fiscal year were $1,830,195.

As of March 20, 2004, the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was recently sold was $7,206,894.

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act: Yes ☒ No ☐

As of March 20, 2004, there were 13,314,323 shares of the issuer’s common stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

		Page
PART I		1
	ITEM 1. BUSINESS	1
	ITEM 2. PROPERTY	8
	ITEM 3. LEGAL PROCEEDINGS	8
	ITEM 4. SUBMISSION OF MATTERS TO A VOTE BY SECURITY HOLDERS	12
PART II		12
	ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS,
	COMPANY PURCHASES OF EQUITY AND SECURITIES	12
	ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
	AND RESULTS OF OPERATIONS	14
	ITEM 7. FINANCIAL STATEMENTS	27
	ITEM 8. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
	AND FINANCIAL DISCLOSURE	49
PART III		50
	ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS	50
	ITEM 10. EXECUTIVE COMPENSATION	53
	ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
	MANAGEMENT AND RELATED STOCKHOLDER MATTERS	56
	ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	57
	ITEM 13. EXHIBITS LIST AND REPORTS ON FORM 8-K	58
	ITEM 14. CONTROLS AND PROCEDURES	59
	ITEM 15. PRINCIPAL ACCOUNTANT FEES AND SERVICES	59
Ex-4.3 Registration Rights Agreement
Ex-4.4 2003 Warrant Agreement
Ex 4.5 Cancelable Warrant Agreement
Ex-4.6 2004 Warrant Agreement
Ex-4.7 Warrant Certificate
Ex-10.13 April 1, 2003 Lease
Ex-10.14 February 1, 2001 Invest Linc II Allonge
Ex-10.15 February 1, 2001 Invest Linc Allonge
Ex-10.16 Assumption Agreement
Ex-10.17 Consulting Agreement
Ex-10.18 11/15/02 Stock Purchase Agreement
Ex-10.20 Agreement
Ex-10.21 Agreement
Ex-10.22 Supplemental Letter Agreement
Ex-10.23: Letter Agreement
Ex-16.1 Salberg & Co. Letter
Ex-21.1: Subsidiaries
Ex-31.1 Section 302 CEO Certification
Ex-31.2 Section 302 CFO Certification
Ex-32.1 Section 906 CEO Certification
Ex-32.2 Section 906 CFO Certification

     Unless otherwise indicated in this Form 10-KSB, “SinoFresh,” “the Company” and similar terms refer to SinoFresh HealthCare, Inc. and its subsidiaries. “SinoFreshTM” is a registered trademark of SinoFresh HealthCare, Inc., and the SinoFresh name and logo are trademarks of the Company.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

     This annual report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. When used in this annual report, the words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project” or “intend” and similar expressions identify forward-looking statements regarding events, conditions and financial trends in connection with the Company’s future plan of operations, business strategy, operating results and financial position. Discussions containing such forward-looking statements may be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Business” and elsewhere in this report. Current shareholders and prospective investors are cautioned that any forward-looking statements are not guarantees of future performance. Such forward-looking statements by their nature involve substantial risks and uncertainties, certain of which are beyond the Company’s control, and actual results for future periods could differ materially from those discussed in this annual report, depending on a variety of important factors, among which are the Company’s ability to implement its business strategy, its ability to compete with major established companies, the outcome of litigation, its ability to attract and retain qualified personnel, its ability to obtain financing, its ability to continue as a going concern, and other risks some of which are described under “Risk Factors” and elsewhere in this report and which may also be described from time to time in future filings with the Securities and Exchange Commission. Forward-looking statements contained in this report speak only as of the date of this report. Future events and actual results could differ materially from the forward-looking statements. You should read this report completely and with the understanding that actual future results may be materially different from what the Company expects. The Company will not update forward-looking statements even though its situation may change in the future.

i

PART I

ITEM 1. BUSINESS

Company History

     The Company’s predecessor, SinoFresh HealthCare, Inc., was incorporated in Delaware on October 15, 2002 (SinoFresh — Delaware). Effective November 15, 2002, SinoFresh — Delaware acquired certain assets (including business information and materials, office equipment, customers, customer lists, databases and access to facilities), of SinoFresh Laboratories, Inc., an Alabama corporation in exchange for 808,170 shares of Series A preferred stock of SinoFresh — Delaware. In addition, each shareholder of SinoFresh Laboratories, Inc. received, for each share of Series A preferred stock received, one share of common stock of two foreign entities.

     On September 8, 2003, the Company (known then as SinoFresh Corp. and before that, e-Book Network, Inc.), SinoFresh Acquisition Corp., a Florida corporation (Acquisition Sub), SinoFresh — Delaware, and Susan Parker, then the sole director and majority shareholder of the Company, entered into a Merger Agreement. Under the Merger Agreement, the Company acquired all of the issued and outstanding capital stock of SinoFresh — Delaware upon its merger into the Acquisition Sub.

     Subsequent to the merger, Acquisition Sub, which changed its name to SinoFresh Corporation, remains the operating subsidiary of the Company (which changed its name from SinoFresh Corp. to SinoFresh HealthCare, Inc.). As a result of the merger, the former shareholders of SinoFresh — Delaware obtained approximately 81% of the Company’s common stock and additional voting control by virtue of the voting rights of the preferred stock, providing a total voting interest of 91%. Further, a majority of the former officers and directors of SinoFresh — Delaware also obtained management control of the Company.

     Prior to the Company assuming control of SinoFresh — Delaware and pursuant to the Merger Agreement, the Company, operating as e-Book, sold books over the Internet through the website www.e-BooksNetwork.com. e-Book was originally a division of e-Miracle, Inc. e-Miracle, Inc. was incorporated on July 15, 1999 and was an online service provider and Internet shopping mall developer. Due to under-capitalization and credit problems, e-Miracle filed a Chapter 11 Bankruptcy proceeding in the United States Bankruptcy Court. The Company was a division of e-Miracle when e-Miracle filed bankruptcy. Subsequently, the Company incorporated as a Florida corporation pursuant to and in accordance with the Chapter 11 Plan of Reorganization.

     The Company’s corporate headquarters are located at 516 Paul Morris Drive, Englewood, Florida 34223. Its website address is http://www.sinofresh.com.

The Company and its Business

OVERVIEW

     The Company is a pharmaceutical company engaged in the research, development, and marketing of proprietary products for the prevention and treatment of sinusitis and related disorders. SinoFresh™ Nasal & Sinus Care, the Company’s first commercial product, was distributed by the Company in a limited geographical area in Florida until May 2003 at which time the Company entered into an agreement with National In-Store Marketing LLC, (NIS) to obtain national distribution of its nasal product through various national drugstores and grocery store chains. The Company outsources the manufacturing of its current product to AccuMed, Inc. (AccuMed), an FDA approved contract-manufacturing facility that also produces private-labeled drugs for a number of major U.S. drug chains, including Wal-Mart.

     In 2003, all of the Company’s revenues were derived from the sale of the SinoFresh™ Nasal & Sinus Care product in the United States. The principal outlets for this product currently include approximately 17,000 national drug and food chain stores, mainly CVS, Eckerd, Osco Drug, Publix Super Markets, Rite Aid, Sav-on Drugs and Walgreens. At year-end 2003, the nasal product was on the shelf in approximately 80% of these stores. In 2004, the Company plans to expand its retail distribution network to include Wal-Mart, Duane Reed, the remainder of the chain stores the Company is already servicing, other national food and drug chain stores and a significant number of independent pharmacies (about 45,000 in all) which the Company is endeavoring to reach through master brokers. Master brokers are national organizations with many account brokers that have direct contact with several distributors. These account brokers work closely with buyers to ensure product delivery and also to ensure the proper placement of the product on shelves according to the product category.

     Next year, the Company plans to launch SinoFresh™ Oral & Throat Care. Before the launch, the Company must conduct focus group research to verify market positioning. The Company’s nasal product, for which it holds U.S. and international patents, has undergone more than five years of development and clinical development, and has been proven to be effective in killing molds and bacteria that colonize in the nose, throat and sinuses causing non-allergic reactions and symptoms of sinusitis. The Company also has a patent pending on a new proprietary over-the-counter (OTC) product for the treatment of otitis.

     Currently, the Company has under development several promising new drugs for upper respiratory disorders and related diseases. The Company is in the early stages of developing a medical device and pharmaceutical-dosing system in collaboration with the Silverstein Institute of Sarasota, Florida, a world renowned medical institute specializing in ear, nose and throat medicine.

     While the Company will focus on marketing its product in the Western Hemisphere, it intends to sell and distribute its products through joint ventures, partnerships and strategic relationships throughout the world. Distribution abroad may involve direct shipments, foreign-based manufacturing, and licensing. Charles Fust, the inventor of the SinoFreshTM products, transferred to the Company his three U.S. patents issued by the U.S. Patent & Trademark Office for the Company’s proprietary composition for freshening the nostrils and sinus cavities. He also holds approximately 130 foreign patents and patent applications relating to that proprietary composition, which are in the process of being transferred to the Company.

     In assessing the feedback from the Company’s test market and initial product launch for its nasal product, the Company recognized that most OTC drug products in the sinus category today (primarily antihistamines and decongestants) treat the symptoms rather than the causes of sinusitis, a disease that newer developments in the science have determined to be a non-allergic reaction to a buildup of molds and bacteria in the nostrils and sinus cavities. In the second quarter of 2004 the Company plans to establish the protocols and file an Investigative New Drug (IND) application with the FDA geared to non-allergic inflammatory rhinitis and chronic sinusitis and to undertake the clinical studies necessary to the reclassification and FDA approval of SinoFresh™ Nasal & Sinus Care to a New Drug Application (NDA) approved product for the OTC market. Management believes that the achievement of this reclassification would set SinoFresh™ Nasal & Sinus Care apart from the competition as the only FDA-approved drug for the treatment of chronic sinusitis in the OTC drug category. According to reports from the Center for Disease Control, approximately 37 million Americans suffer the debilitating effects of chronic sinusitis.

     Because drugs can be dangerous, the government tightly regulates the production and distribution of drug products. New drugs must be approved by the FDA, which also requires and regulates pre-approval testing. Animal testing usually precedes clinical trials: testing in humans afflicted with a particular medical condition. Phase I (safety testing in healthy human beings), Phase II (proof of concept), and Phase III trials (large population, pivotal) must be successfully completed before a NDA can be filed with the FDA. The average time from application to approval is currently more than 12 months for routine drugs, but can extend to several years in some cases. The FDA Modernization Act of 1997 considerably streamlined the review process for new drugs, and allocated user fees collected from drug manufacturers to provide additional resources for the review process. Since clinical trials may themselves last several years, the entire drug development process may take a very long time (while the patent protection is already being diminished), with only a small percentage of the initial candidate drugs surviving the testing and approval processes. On the average, the industry claims that discovering and developing a new drug takes 12 to 15 years and costs $500 million. Most new drugs appear first in prescription form, but some may eventually be available over the counter, if long experience shows them to be safe to use without medical supervision. Once a drug has been approved, the FDA requires extensive monitoring by the manufacturers, recognizing that adverse effects may only appear once a drug is in general use by a large number of people.

     If the Company is successful in securing sufficient capital, it plans to expand the number of on-label claims for its current nasal product by opening an IND application with the FDA in the second half of 2004. Towards this end, the Company expects to commence Phase III pivotal clinical trials (multi-site, double blinded studies) in conjunction with leading research institutions in the United States within the next six to twelve months. The Company also expects that these efforts will be successful; ultimately leading to an FDA approved NDA on SinoFresh™ Nasal & Sinus Care within 18 to 24 months.

PRODUCTS

     OVER-THE-COUNTER DRUG PRODUCTS

     SinoFresh™ Nasal & Sinus Care is an antiseptic, FDA registered product specially formulated to kill mold and bacteria, and cleanse and freshen the nose by washing away the bacteria colonizing in these membranes. SinoFresh™ Oral & Throat Care (which the Company plans to launch next year) is an antiseptic product that kills mold and bacteria colonizing in the mouth and back of the throat. Mold and bacteria have been scientifically proven to be at the root cause of many sinus and asthma-related conditions, and are the focus of many “sick building syndrome” studies.

     Test marketing of the SinoFresh™ Nasal & Sinus Care product commenced in June 2002 in a limited test area in southwest Florida culminating in the national launch of that product in May 2003 when the Company began shipping supplies to national retail drug and food chain stores across the United States. SinoFresh™ Nasal & Sinus Care retails for approximately $15.99 for a 1-fluid ounce bottle (approximately a 30 day supply).

     The SinoFresh™ brand product has been formulated to provide symptomatic relief for chronic sinusitis and other sinus-related conditions. This formulation includes .05% Cetylpyridinium Chloride (CPC) which is the active ingredient, aromatics, and other excipients. The product is designed to kill bacteria on contact. CPC has a 55-year history of safety and efficacy, and is an active ingredient in many popular drug products.

     ETHICAL PHARMACEUTICAL PRODUCTS

     In September 2003, the Company expanded its Medical Advisory Board to include imminent professionals from the fields of medicine, medical and clinical research, and regulatory affairs in order to better position the Company to diversify into the OTC drug market and to ensure the safe and effective distribution of important new products currently under development. In addition, the Company may develop new drugs in the prescription drug category. The Company has enlarged its strategy to seek approval as a NDA on SinoFresh™ Nasal & Sinus Care product, which is currently under the FDA monograph system and, further, to pursue NDA approval on future products. For example, the Company is currently evaluating a prescription version of SinoFresh™ Nasal & Sinus Care, intended for use as a preventative measure against staphylococcus and streptococcus, commonly known as “staph” or “strep” infections. Upon completion of the internal protocol, the Company plans to obtain FDA approval guidelines for clinical studies. Assuming the efficacy of the Company’s clinical studies, management would seek FDA approval of the new product as a NDA, which is required for prescription drugs.

     The Company is at the implementation stage of what is expected to be a lengthy process to develop several of its investigative new drug activities into commercialized NDA products. The pre-clinical development, clinical trials, chemistry and manufacturing controls, and production and marketing of new NDA drug products will be subject to federal and state regulation in the United States and other countries. Obtaining FDA regulatory approval for these pharmaceutical products will require substantial resources and may take several years. The length of this process will depend upon the method of administration, pharmaceutical complexity, novelty of the product, the nature of the disease or ailment, and the indications to be treated. If the Company is not granted regulatory approval for these new products in a timely manner, or if the patents sought are not granted, or if the patents granted are subsequently challenged, these events could have a material effect on the business and financial conditions of the Company. Management believes that the full exploits of its product’s potential is dependent on eventually obtaining NDA clearance, which allows SinoFresh to make extended label claims.

     The strength of the Company’s patent position is important to the long-term success of the Company. There can be no assurance that these patents and the patent applications made in the United States and abroad will effectively protect the Company’s products from infringement or from duplication by others.

RESEARCH AND DEVELOPMENT

     The Company’s research and development costs for the year ended December 31, 2003 and from October 15, 2002 (date of inception) to December 31, 2002 were approximately $185,000 and $39,000, respectively. Substantial research and development costs are anticipated for the development of line extensions to the SinoFresh™ Nasal & Sinus Care product, including potential unrelated new products in the health care industry, in general, and in the respiratory and infectious disease category, in particular. New product development will be supported by clinical studies to ensure the safety and efficaciousness of the Company’s products, as well as for line extension derivatives of current and future products. Additionally, extensive clinical and developmental testing is anticipated in connection with the Company’s development of new OTC and ethical drug products related to the treatment of chronic sinusitis and other indications in the ear, nose and throat field. Many of these new products are expected to lead to an application for new patents in the United States as well as abroad. In addition, the Company performs extensive research and development aimed at increasing the number of on-label claims it may include on its OTC product and further documenting the efficacy of these products.

     The Company had entered into an agreement with SinoFresh Research Laboratories, LLC (“Research Labs”), under which the Company had a right of first refusal to acquire proprietary products developed by Research Labs, which company is owned by Charles Fust and certain other employees of the Company, and would serve as the research and development affiliate of the Company. However, that agreement has been terminated and all research and development has been brought into the Company.

REGULATORY MATTERS

     The Company’s business is subject to federal and state laws and regulations adopted for the health and safety of consumers and users of its products. The Company’s SinoFreshTM Nasal & Sinus Care product is FDA registered and subject to regulation by various federal, state and foreign agencies, and the Company is subject to regulatory and legislative changes that can affect the economics of both the Company and the industry by requiring changes in operating practices and protocols or by influencing the demand for, and the costs of, production and distribution of SinoFresh products. Management believes that the Company is in compliance with all applicable laws, regulations and standards currently in effect, including the Food, Drug and Cosmetics Act of 1938 and amendments thereto. Although it is possible that the future results of operations could be affected by the future costs of compliance, the Company’s management believes that future costs of compliance will not have a material adverse effect on either the Company’s financial position or competitive position.

     The costs and length of time required to develop and obtain regulatory (and patent) approval for future products and extensions of current products are subject to several uncertainties and risks, among them, legal, administrative and regulatory risks, inflation, market conditions, consumer demand, and the Company’s ability to protect its patents against infringement and its products against duplication by others.

FDA CLASSIFICATION OF DRUG PRODUCTS

     Products that are labeled and marketed as drug products are approved and regulated by the FDA. Implied in this registration is the adherence to very strict quality standards known as current Good Manufacturing Practices (cGMPs) which govern the manufacture of these products.

     Entry into this category of drugs is usually accomplished by one of two routes. The first and least burdensome process is through the OTC drug monograph system, which is based on a pharmacology/physiology category. This allows the Company to make only claims related to the pharmacology of the active ingredients.

     The next and more arduous process is the NDA system, which is based on the treatment/ prevention of a disease or condition. This allows the Company to make treatment or prevention claims related to a disease or condition. Also required for this process is the successful completion of two controlled clinical studies.

     Currently, SinoFresh™ Nasal & Sinus Care is encompassed in the monograph system which provides regulatory cover for marketing the product. It is the intent of the Company to take the next step and pursue a NDA, which will secure the product in being viewed as a stand alone drug product with the FDA. There is no assurance that NDA classification will be achieved.

PATENTS AND TRADEMARKS

     The Company currently owns three U.S. patents under which it has the exclusive right to manufacture, market and distribute in the United States a proprietary composition for freshening the nostrils and sinus cavities. United States Patent No. 5,785,988 pertains to a composition for freshening [the] nostrils and sinus cavities, Patent No. 6,083,525 pertains to a composition for freshening sinus cavities including a carrier for a masking agent that conceals and eliminates odors emanating from the sinus cavities, and further including an anti-septic or anti-infective constituent. Patent No. 6,344,210 is a continuation-in-part patent related to the freshening of the sinus cavities.

     United States Patent: No. 5,785,988 was issued July 28, 1998, No. 6,083,525 was issued July 4, 2000, and No. 6,344,210 was issued February 5, 2002 to Charles Fust, the principal of SinoFresh Laboratories, Inc., who subsequently assigned those patents to the Company. All of the assignments of the SinoFresh patents to the Company are recorded and filed with the United States Patent and Trademark Office.

     Charles Fust, the inventor of the SinoFreshTM product, also holds approximately 130 foreign patents and patent applications relating to the Company’s proprietary composition, which are in the process of being transferred to the Company.

     The Company currently has trademark rights and/or trademark registrations on the “SINO-FRESH” and “SinoFresh” names in the United States and several foreign countries. The Company is currently in the process of filing an application under the Madrid Protocol, which will effect a trademark in 61 countries subscribing to the Madrid Protocol.

PRODUCT DISTRIBUTION AND CUSTOMERS

     The Company’s products are marketed and sold through various brokers, distributors and independent sales representatives. The Company has a master broker arrangement with NIS, under a three-year agreement. The Company pays commissions based on sales volumes.

     The Company’s first commercial product, SinoFresh™ Nasal & Sinus Care, was launched nationally in May 2003 and is retailed through numerous food and chain drug stores throughout the United States, including Albertsons, CVS, Eckerd, Osco Drug, Publix Super Markets, Rite Aid, Sav-on Drugs and Walgreens. In 2004, through the Company’s independent brokers and distributors, the Company plans to expand its retail distribution network to mass merchandisers such as Wal-Mart and other food and drug chain stores and independent pharmacies as well as the chain stores the Company is currently servicing.

     The Company’s primary customers in 2003 were CVS, Eckerd, Publix Super Markets, Rite Aid and Walgreens of which two accounted for more than fifty percent of the Company’s annual sales volume in 2003. The same two customers accounted for over seventy percent of net accounts receivable at December 31, 2003. The loss of any one of these chains as a customer could adversely impact the Company’s revenue.

COMPETITION

     The Company competes in the marketplace with other suppliers of remedies in the cold and sinus category of OTC medicines. These suppliers range in size and financial strength from small startup companies to large, well-

heeled companies such as GlaxoSmithKline, Pfizer, and Pharmacia, all of which have significantly greater financial resources and market presence than the Company. Nevertheless, management believes that SinoFresh’s products will be able to compete effectively in its market. The Company believes that it offers a significant advantage over many of its competitors in the OTC cold and sinus market, as many current products tend to provide only symptomatic relief. Management also believes that the rapid acceptance of the SinoFreshTM brand, which has been accepted for distribution in more than 17,000 stores nationwide, will continue to grow as other major food and grocery chains are contacted and as distribution and merchandising to the 45,000 independent food and drug stores across the United States takes hold.

     However, the Company believes that its ability to compete will depend upon a number of factors including: price, quality, availability, reliability, efficiency, brand recognition, and delivery. The price of SinoFresh™ Nasal & Sinus Care sits atop its category and, in management’s opinion, is a point of distinction and differentiation for the SinoFresh brand.

A.	Products offering direct competition to the current SinoFresh™ Nasal & Sinus Care brand include: Afrin, Blairex Simply Saline Nasal Spray, Entsol Nasal Spray, Neil Med Nasal Spray, Nose Better Nasal Spray, Ocean Nasal Spray, Ponaris Nasal Spray, SinuFree, and Zicam, among others.

B.	Products offering indirect competition to the present SinoFresh™ Nasal & Sinus Care brand, but direct competition to the planned NDA-approved product, include the Rx products such as: Allegra, Beconase, Flonase, Nasalide, Nasonex and Rhinocort.

     The Company’s advertising and promotional campaigns position the nasal product as a root cause solution and defense against rhinitis and sinusitis in contradistinction to antihistamines, decongestants, steroids, and surgery. Management believes that in time and as its message takes hold, SinoFresh will rise to the top of the category list.

EMPLOYEES

     As of March 10, 2004, the Company has seventeen (17) full-time employees. The Company has an employment agreement with Charles Fust, its Chief Executive Officer (CEO). None of the Company’s employees are subject to collective bargaining agreements.

     Additionally, the Company engages independent contractors to fulfill current sales and marketing needs. Over the next twelve months, the Company plans on hiring additional employees to fulfill its staffing requirements as the need arises due to growth and expansion of the Company and its products and services.

SUPPLIERS

     The Company currently uses a single manufacturer, AccuMed, a third party (contract) manufacturer, and FDA approved manufacturing facility to manufacture its products. The Company entered into an agreement with AccuMed, which expires in December 2004, for the production of up to 90,000 units of product per day. Should this relationship for any reason terminate or be discontinued, the Company has a contingency plan for the alternative manufacturing of its products. However, any such termination may cause a temporary delay in production until the replacement facility can meet the Company’s production requirements. AccuMed also produces certain health care products for other pharmaceutical companies and distributors including Walgreens and Wal-Mart.

     Raw materials used in the production of the SinoFreshTM Nasal & Sinus Care product and the SinoFreshTM Oral & Throat Care product are readily available from numerous sources. Currently, these raw materials are being procured from two main vendors in order to secure purchasing economies of scale. Should any vendor be unable or unwilling to supply the Company’s manufacturer with an ingredient, other sources have been identified. However, any situation where the vendor is not able to supply the contract manufacturer with the ingredients may result in a temporary delay in production until replacement supplies are obtained to meet the Company’s production requirements.

MARKETING

     The Company’s comprehensive marketing plan was developed with a focus on building brand awareness to help drive consumers to established retail partners and to facilitate entry into new retail accounts. SinoFresh is aided in its sales and marketing efforts through a master broker arrangement with NIS. NIS provides the Company with sales support in retail accounts throughout the United States and Canada and serves as the Company’s exclusive master broker within those territories. The Company pays NIS a percentage of net revenue for all shipments that occur within the U.S. The NIS agreement commenced on March 1, 2003 and expires on March 2, 2006, unless renewed by NIS under terms agreed to with the Company prior to the Company seeking an alternative provider of the services provided by NIS. However, the Company retained the right to terminate in accordance with the contract buy-out provisions contained in the agreement with NIS.

     NIS provides the following services under the master broker agreement: (i) serves as the master-broker responsible for all SinoFresh sales within the United States and Canada, (ii) establishes and manages a national broker network delivering sales representation within all accounts and channels-of-distribution within the U.S., (iii) works with the operating company’s management to establish competitive compensation and incentive packages for local brokers, (iv) works with the operating company’s management to establish a pricing structure that will meet consumer hurdle-rates for trial and purchase intent while satisfying margin requirements, (v) works with private labelers and (vi) provides on-going communication regarding the status of sales initiatives across all accounts and channels-of-distribution.

     The Company maintains sole right to market and distribute products exclusive of the NIS master broker agreement to the following retail outlets: (i) Ventiv Health sales to dentists, (ii) Internet sales, (iii) catalog sales, (iv) sales through independent pharmacies managed as house accounts (house accounts are defined as accounts which are not represented through a broker arrangement) and sales to U.S. Military establishments.

     SinoFresh’s sales and marketing efforts will target the United States and the Company will promote its products through several marketing and media sources, including radio, television, consumer and trade print, medical seminars, and online marketing efforts through the Company’s website, http://www.sinofresh.com. Education of pharmacists and physicians will be an important element in introducing the Company’s products to potential users. This proved very successful in the beta-test markets, and at the time of the national launch, approximately 400 physicians were recommending SinoFresh™ Nasal & Sinus Care to their patients.

     The Company anticipates that drug stores will continue to provide a significant portion of the revenue from product sales. Small, local pharmacies have already proven a successful source of sales. However, large chain drugstore companies, which currently account for more than 17,000 retail outlets for the Company’s product, will continue to be an integral part of the Company’s sales and marketing strategy. There are more than 45,000 pharmacies in the U.S. of which approximately 25,000 are independents. Large grocery store chains are also targeted as they account for more than 7,000 outlets.

     The resources of NIS and other independent brokers complement Company personnel in representing its OTC product in the marketplace. Management believes that this arrangement is cost-effective and, as such, saves valuable resources that would otherwise be expended in its marketing and product branding efforts.

     SinoFresh is currently exploring the possibility of launching the SinoFreshTM brand in markets in Europe, Asia and elsewhere around the world through licensing arrangements with joint ventures or partnerships.

ITEM 2. PROPERTY

     The Company’s corporate offices are located at 516 Paul Morris Drive, Englewood, Florida 34223. This property, with an area of approximately 10,000 square feet of office and warehouse space, is leased from an entity owned by Charles Fust, the principal shareholder and an officer and director of the Company, and P. Robert DuPont, an officer and director of the Company. Lease payments are $6,418 per month under the terms of a five-year renewable lease. In addition, the Company also leases from an unrelated party 800 square feet of office space in an adjacent facility, which houses a portion of its research staff, at a cost of $800 a month, under the terms of a month-to-month lease.

     The Company believes that the existing facilities will adequately meet its needs for now and the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

     On February 20, 2004, a law suit was filed in the U.S. District Court, Middle District of Florida, Ft. Myers Division, Case No. 04-CV-95-FTM-29 SPC, styled Hawkins, et al. vs. Charles Fust, et al., and an amended complaint was filed on March 3, 2004 which merely changed allegations directed toward the location where the action may be heard and noted that the Company is a Florida corporation. The plaintiffs include Stephen Bannon and David Otto, directors of the Company, as well as other purported shareholders of the Company. The defendants are Charles Fust, Stacey Maloney Fust, Robert DuPont, Russell R. Lee, III, and SinoFresh HealthCare, Inc. The Complaint alleges that it is a class action suit claiming federal securities law violations, breach of fiduciary duty, rescission of certain acts and contracts of the Company, and an accounting and constructive trust, being brought by the lead plaintiffs on behalf of themselves and all persons in a class (other than the defendants) who purchased the Company’s publicly traded shares between January 1, 2003 and February 19, 2004; however, the lawsuit has not been certified as a class action suit. Management of the Company has investigated the complaint and believes the allegations in the complaint to be blatantly incendiary, false and misleading. The Company disagrees with the allegations in the complaint and the Company, on behalf of itself and its officers and directors, intends to vigorously defend the suit. This legal proceeding has been moved to the U.S. District Court located in Tampa, Florida. On March 4, 2004, the Company filed a motion to dismiss the complaint citing numerous legal deficiencies in the amended complaint and the failure to meet statutory procedure requirements.

     The complaint alleges, among other things, the following:

         (a) that Mr. Fust has not transferred foreign patents he holds to two foreign entities related to the Company through common ownership;

         (b) breach of fiduciary duty and self dealing by the individual defendants, including (i) the payment of legal fees in connection with litigation involving SinoFresh Laboratories, Inc. for which SinoFresh Laboratories agreed to indemnify the Company, (ii) payment of lease obligations on a lease entered into by SinoFresh Laboratories and Charles Fust; (iii) failure to disclose to the directors that the Company’s headquarters are owned by an entity controlled by Charles Fust and P. Robert DuPont; (iv) the payment of rent to Stacey Maloney-Fust for a condominium she owns; (v) the granting of options to insiders; (vi) entering into an employment agreement with Stacey Maloney-Fust without board approval; (vii) the objection by Mr. Lee of Messrs. Bannon and Otto (whom the plaintiffs allege constituted the Company’s audit committee) having direct oversight over the auditor and having the auditor report directly to Messrs. Bannon and Otto, and instead having the auditor report to Mr. Lee; (viii) removing Messrs. Bannon and Otto as directors in order to prevent them from bringing the foregoing to the attention of the auditor;

         (c) that there were certain enumerated defects with the Schedule 14C Information Statement filed with the SEC;

         (d) that the Company’s financial statements and the materials provided to the public, to the shareholders and to the SEC do not properly reflect the Company’s true financial condition, do not reflect the foreign patents are not held by two foreign entities and do not reflect a fair statement of the interim reporting periods of January 1 through September 30, 1993 [sic]. (The plaintiffs also allege that during this time frame, the defendants failed to file financial statements which conform to GAAP such that the financial statements will be presumably misleading and inaccurate.)

     While the Company does not wish to present all of its defenses in this report since the matters referenced above are in litigation, the Company desires to set forth certain information addressing the above allegations.

     The foreign patents. Mr. Fust, who holds approximately 130 foreign patents and patent applications, had commenced transferring some of those patents to two foreign entities related by common ownership which were intended at one time to distribute the Company’s products in certain foreign markets. However, Mr. Fust and certain other members of management subsequently determined that it was in the best interests of the Company and its shareholders to instead transfer the foreign patents to the Company with a view to entering into joint ventures or other arrangements with independent third parties for the distribution of the Company’s products in foreign markets. The Company believes that the investors in the foreign entities are primarily shareholders in the Company, but certain parties may have sold interests in the foreign entities to other investors. The Company may have exposure to these other investors in the two foreign entities as a result of this shift in its business plan with respect to the foreign patents and foreign distribution of its products.

     Breach of fiduciary duty and self dealing. In connection with the asset acquisition, litigation was threatened by a former employee of SinoFresh Laboratories who objected to the consideration to which she was entitled in connection with the asset acquisition. That was a matter of which the board was aware and settlement was reached with the former employee with full knowledge and approval of the full board.

     Another shareholder of SinoFresh Laboratories also objected to the terms of the asset acquisition between SinoFresh Laboratories and SinoFresh-Delaware and , accordingly filed a complaint against SinoFresh Laboratories. SinoFresh Laboratories agreed to indemnify SinoFresh-Delaware for undisclosed/unassumed liabilities in excess of $10,000 as part of the Asset Purchase Agreement. In addition, under the terms of the Asset Purchase Agreement, SinoFresh-Delaware agreed to fund up to $50,000 in defense of this matter. Because the complaint arose out of the asset acquisition orchestrated by SinoFresh-Delaware, the Company has incurred legal fees of approximately $76,000 in connection with the defense by SinoFresh Laboratories through December 31, 2003. Management believes that at all times Andrew Badolato (an officer and director of SinoFresh — Delaware) and the other board members were aware of the litigation costs being incurred by the Company.

     During 2003, the Company (and its non-public predecessor) paid approximately $30,000 for a lease obligation entered into by SinoFresh Laboratories and Charles Fust in Ft. Lauderdale, which lease terminated in October 2003. Management believes that these payments benefited the Company and prevented it from becoming sued as a result of SinoFresh-Delaware acquiring all of the assets of SinoFresh Laboratories without leaving sufficient assets for SinoFresh Laboratories to pay its obligations. In addition, management believes that at all times Andrew Badolato (an officer and director of SinoFresh-Delaware) and the other board members were aware of this lease and the payments being made thereon.

     The Company leases its headquarters from an entity owned by two officers and directors of the Company, which is disclosed in Note 13 to the Company’s financial statements that were filed by the Company on Form 8-K/A on November 17, 2003. The landlord obtained a statement from a real estate professional as to the fair market rent for that facility, which is the rent being charged the Company.

     The Company pays, on a month-to-month basis, rent of $1,250 a month to Stacey Maloney-Fust for a condominium apartment which is not used by Ms. Maloney-Fust, but which the Company uses as corporate housing. This is in lieu of reimbursing the independent contractor (who is providing services to the Company) currently living in those quarters for hotel accommodations.

     The Company’s predecessors had committed in writing or promised to certain employees and independent contractors options or shares in SinoFresh-Delaware for a total of approximately 500,000 shares. Those individuals were left off of a list of individuals to whom options were granted by written consent of the full board dated November 13, 2003. Included in that option list were 890,000 options for SinoFresh Management, LLC, a company controlled by Stephen Bannon and Charles Fust, but of which the full board (including Mr. Fust) was not apprised. Subsequent to the attempted removal of Messrs. Bannon and Otto, the remaining board members revised the option list, deleting SinoFresh Management, LLC’s option grant as void, and adding 200,000 options for Russell Lee, the Company’s CFO, pursuant to an offer of employment from the Company dated August 25, 2003, and 289,625 options for approximately 13 independent contractors and one employee (P. Robert DuPont, an officer and director, and recipient of 21,000 of those options), who had contributed services to SinoFresh Laboratories, without other compensation, in connection with the development of the Company’s products. The compensation committee ratified those actions in April 2004 and management takes the position that the LLC’s options were void for reasons of non-disclosure, improper conflicts of interest, lack of consideration and specific prohibition under the stock option plan against awarding options to non-employee directors, and the Company anticipates securing the further ratification of these acts by the board of directors at its next meeting.

     SinoFresh — Delaware and Stacey Maloney-Fust did execute an employment agreement dated as of September 1, 2003, pursuant to the terms of an employment offer letter delivered to her by Mr. Andrew Badolato, at that time an officer and a director of Sino-Fresh Delaware. That employment agreement has since been renounced and cancelled as of September 1, 2003. However, Ms. Maloney-Fust, an employee of the Company, is paid a salary of $48,000 per year (which amount is the same as provided in the offer letter as well as the cancelled employment agreement). Further, the only option she has been granted is an option for 50,000 shares of common stock, with an exercise price of $1.00 per share, which option was approved by all board members by written consent dated November 13, 2003, as of and effective September 1, 2003 (which option was also provided for in the offer letter as well as the cancelled employment agreement).

     Messrs. Bannon and Otto claim to comprise the audit committee. Although SinoFresh-Delaware may have had an audit committee (comprised of just Mr. Otto before the merger), the board of directors of the Company never appointed an audit committee at a meeting or by written consent and thus, the board of directors would be deemed the audit committee. On March 29, 2004, the board of directors by majority vote appointed Messrs. Fust and DuPont and Ms. Maloney-Fust as the audit committee.

     The plaintiffs in the complaint allege that Messrs. Bannon and Otto were removed as directors to prevent them from bringing the allegations in the complaint to the attention of the Company’s auditor. Contrary to that claim, the first time that the Company heard of any “investigation” by Messrs. Bannon and Otto was after Messrs. Bannon and Otto had been informed that they had been removed from the Board. By way of background, in October or November 2003, it had come to the attention of Messrs. Fust, DuPont, Lee, and Ms. Maloney-Fust that there may have been certain improprieties that occurred as a result of actions of Sargon Capital, Inc. and Andrew Badolato. Their concerns were presented to Messrs. Bannon and Otto at a meeting and they were asked to investigate. At subsequent meetings and discussions with Messrs. Bannon and Otto, it became obvious to the other members of the board and Mr. Lee that no investigation was being made or that it was being stalled. Thus, out of frustration with the inability to make any progress on these matters, Mr. Fust sought removal of Messrs. Bannon and Otto from the board, who were originally designated to be board members by Sargon.

     In connection with the attempted removal of Messrs. Bannon and Otto from the board, the Company filed a preliminary Information Statement on Schedule 14C with the SEC with a view toward filing and sending a definitive Information Statement to shareholders of record once the SEC completed its review of the Schedule 14C. The actions of the shareholders were challenged by Messrs. Otto and Bannon and the Company was unable to expeditiously get final clearance for the 14C Information Statement. During the week of March 22, 2004, after discussion with the reviewing staff at the SEC, it was determined that, under applicable SEC rules relating to Information Statements, the corporate action (e.g., the effectiveness of the removal of the two directors) could not occur until the 20th day after the mailing of a definitive information statement. Further, it was also discovered during that time that there was a technical defect with the shareholders’ written consents in that they were short sufficient votes to clearly constitute a majority of the issued and outstanding voting stock. As a result, it was decided to retroactively reinstate Messrs. Bannon and Otto to the board (until the next annual meeting of shareholders, or their earlier removal or resignation). The Company’s management believes that the above-referenced technical defects can easily be cured and Mr. Fust intends to restart the written consent process removing Messrs. Otto and Bannon.

     With respect to the allegations made in the complaint regarding the Company’s financial statements, the Company believes that the Form 8-K/A (containing audited financial statements) and the Form 10-QSB (containing unaudited financial statements) (prepared by the Company’s former CFO, Steves Rodriguez, and which were reviewed by David Otto, the Company’s counsel at the time, and the other members of the board of directors) accurately reflect the financial position of the Company at the time.

     Management of the Company believes that the lawsuit is a backlash by Andrew Badolato and/or Sargon Capital, Inc. against the Company in connection with the attempted removal of Stephen Bannon and David Otto as board members and as officers of the Company. Mr. Badolato’s company, Sargon Capital, Inc., had been retained by the Company’s predecessor for investment banking and consulting services. Over the course of Mr. Badolato’s and Sargon’s association with the Company, current management came to believe that it was in the best interests of the Company and its shareholders to sever ties with Mr. Badolato and Sargon. Since Messrs. Bannon and Otto were Sargon’s designees to the Company’s board of directors, the Company deemed it in its best interests to attempt to remove them as directors and to seek substitute directors who were truly independent from Sargon Capital.1

     Management of the Company believes that it has been wrongfully maligned by Mr. Andrew Badolato and the plaintiffs who have waged a campaign of slander through the press, propounded misleading communications to shareholders and launched malicious attacks upon management and its advisors. The Company, management and other aggrieved parties are considering several legal actions designed to recoup damages suffered.

Other Legal Proceedings

     A shareholder of the Company’s predecessor commenced two actions against the Company. The first action is an arbitration seeking recovery of his investment of $150,000. The second action is a lawsuit against the Company, its officers and directors seeking unspecified damages due to non-performance by the Company of a consulting agreement entered into January 2000 with the predecessor. The agreement was for five years at $24,000 annually, of which $23,000 was paid. The Company is in the process of vigorously defending these actions, but no outcome or resolution of the arbitration or lawsuit is definitive or ascertainable at this time.

     Crown IV Holding, Inc., a Belize company, has threatened litigation (including a claim for civil theft) against Charles Fust, the Company and its counsel over the ownership of 1,000,000 shares of common stock to which Charles Fust claims beneficial ownership. The Company believes this is a matter between Charles Fust and Crown IV Holding, but if the Company is involved in the suit, it intends to vigorously defend against it. See also the related discussion under footnote 10 to the beneficial ownership table at Item 11 of this report.

     In March 2004, the Company declared null and void two contracts entered into with Sargon Capital, Inc., a shareholder and an affiliate of a former director and officer, to-wit: an Investment Banking Services Agreement dated October 24, 2002, and a Financial Consulting Services Agreement originally dated in November 2002 which monthly payments under this consulting agreement approximate $8,000 with $96,000 due for the years 2003 and 2004, and $80,000 due for 2005. The consulting agreement was revised September 8, 2003 extending the term of September 2006 and increasing compensation to include 0.5% of gross revenue and 0.6% of net income before taxes, interest and amortization. Sargon claims that the Company owes approximately $173,000 for these services. Whether or not these contracts are subject to termination will likely be the subject of a lawsuit. The Company believes that the agreements were improperly approved, were breached by Sargon, and are illegal because of the lack of appropriate licensure of Sargon.

     From time to time, the Company is subjected to other litigation or proceedings in connection with its business, as either a plaintiff or defendant. There are no such pending legal proceedings to which the Company is a party that, in the opinion of management, is likely to have a material adverse effect on the Company’s business, financial condition or results of operations.

[1]	Although the Company believes this paragraph is accurate, Messrs. Bannon and Otto requested its removal from this report.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE BY SECURITY HOLDERS

     Not applicable.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS, COMPANY PURCHASES OF EQUITY AND SECURITIES

Market Information

     The Company’s common stock is traded in the Over-the-Counter market and is quoted on the Electronic Bulletin Board (“OTCBB”) under the symbol “SFSH.” The following table represents the range of the high and the low closing bid prices, as quoted on the OTCBB, for each fiscal quarter for the last two fiscal years ended December 31, 2003 and 2002. These quotations represent prices between dealers, and may not include retail mark-ups, markdowns or commissions, and may not necessarily represent actual transactions. On September 9, 2003, the Company announced the acquisition of SinoFresh Health Care, Inc. by merger. Prior to that date, the Company had been known as e-Book Network, Inc.

Fiscal Quarter Ended	Low	High
March 31, 2003	$0.01	$0.01
June 30, 2003	$0.01	$0.01
September 30, 2003	$0.01	$7.15
December 31, 2003	$1.70	$4.50

March 31, 2002	N/A	N/A
June 30, 2002	N/A	N/A
September 30, 2002	N/A	N/A
December 31, 2002	$0.04	$0.03

     On March 20, 2004, the Company estimates that there were approximately 650 record holders of the Company’s common stock.

Dividends and Dividend Policy

     The Company has not paid any cash dividends on its common or preferred stock during the last two fiscal years and it does not anticipate paying any cash dividends in the foreseeable future. The Company currently intends to retain any future earnings for reinvestment in the business. Any future determination to pay cash dividends will be at the discretion of the Board of Directors and will be dependent on the Company’s financial condition, results of operations, capital requirements and other relevant factors.

Recent Sales of Unregistered Securities

     During the quarter ended December 31, 2003, the Company issued to a former officer and his attorney 50,000 shares of common stock, relying on an exemption pursuant to Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering. The investors acquired the securities for investment only, not with a view to distribution, and received or had access to adequate information about the registrant and were given an opportunity to ask questions of management about the information received or made available. The certificates for the stock bear a restrictive legend.

     The Company issued 10,768,490 shares of common stock, 858,170 shares of Series A preferred stock, 1,500,000 shares of Series B preferred stock, and 1,218,711 shares of Series C preferred stock in respect of the acquisition of SinoFresh — Delaware in September 2003. The Company has been unable to obtain from either former counsel to the Company or former counsel to SinoFresh — Delaware (Mr. David Otto, a director of the Company), who were counsel to the Company and SinoFresh — Delaware, respectively, at the time of the merger, information the Company presently believes is sufficient to indisputably support one or more exemption(s) from registration that were relied upon in connection with the issuance of the merger shares. If such information is not available, the issuance of the shares of the Company in respect of the merger may not have been in compliance with the registration provisions of the federal and state securities laws. See “Risk Factors — The Company may have certain financial exposure if there was not an exemption from registration for the issuance of securities in connection with the merger.”2

Equity Compensation Plan Information

     The following table summarizes share information about the Company’s equity compensation plans, including the Company’s 2002 Stock Option Plan (the Plan) and non-plan equity compensation agreements as of December 31, 2003.

	Number of Securities to		Number of Securities
	be Issued Upon	Weighted-Average	Remaining Available
	Exercise of	Exercise Price of	For Future Issuance
	Outstanding Options,	Outstanding Options,	Under Equity
Plan Category	Warrants and Rights	Warrants and Rights	Compensation Plans
Equity Compensation Plans to Employees Not Approved By Shareholders	831,000 (1)	$1.00	2,169,000 (2)
Equity Compensation Plans Not Approved by Shareholders	2,340,095 (3)	$3.69	N/A

Total	3,171,095	$2.98	2,169,000

(1)	Represents shares subject to outstanding options under the Plan.

(2)	Represents shares available for option grants under the Plan.

(3)	Represents non-plan options and warrants.

     Equity Compensation Plans Not Approved by Shareholders

     The Company’s Compensation Committee currently administers the Plan. The Plan provides for the grant of options (incentive and non-statutory) to officers, directors, employees, and independent contractors capable of contributing to the Company’s performance. The Company has reserved an aggregate of 3,000,000 shares of common stock for grants under the Plan. Incentive stock options may be granted only to employees eligible to receive them under the Internal Revenue Code of 1986, as amended. As of December 31, 2003, the Company had outstanding non-statutory options for 831,000 shares of the Company’s common stock. Options have a term of ten years, unless earlier terminated in accordance with the provisions of the Plan and applicable stock option agreements. The exercise prices of all of the options granted as of December 31, 2003 are $1.00 per share, and generally have scheduled vesting except for options for 126,000 shares which vested immediately upon grant. Upon expiration of unexercised options, the unpurchased shares subject to such options will again be available for purposes of the Plan.

     The 831,000 options shown in the table above include 200,000 options the Company had committed to issue to Russell Lee, the Company’s Chief Financial Officer, in connection with his employment in August 2003, and 21,000 options the Company had committed to issue to P. Robert DuPont, an officer and director of the Company, in connection with work he had performed for one of the Company’s predecessors. Mr. Lee’s option vests over three years and Mr. DuPont’s option vested immediately. Mr. Lee’s and Mr. DuPont’s options were

2Mr. Otto has indicated to the Company that he did not represent the issuer of the securities in the merger, but only SinoFresh-Delaware and therefore he will not render an opinion regarding applicable exemptions. Although the Company believes this paragraph is accurate, Messrs. Bannon and Otto have requested its removal from this report.

approved in April 2004 by the Board’s Compensation Committee comprised of Charles Fust, Stacey-Maloney Fust and P. Robert DuPont, with Mr. DuPont abstaining as to his option.

     Also in April 2004, the Compensation Committee approved common stock options for independent consultants for a total of 268,625 shares, vesting immediately. The Company had previously promised these options to the independent consultants in connection with services they provided to the Company’s predecessors in the development of the Company’s product. The options have a five year term and an exercise price of $1.00.

     The Executive Committee (including Mr. Fust) declared void in April 2004 an option for 890,000 shares of common stock that was granted by written consent of all of the members of the board of directors on November 13, 2003 to Sino Fresh Management LLC. At the time of the grant, not all directors were informed of the interest of Stephen Bannon and Charles Fust in SinoFresh Management LLC.

     The Company issued warrants to consultants and service providers for a total of 500,000 shares of common stock, of which 450,000 are exercisable for $1.00 per share and 50,000 are exercisable at $5.00 per share. The warrants have terms of four years (except for one warrant for 100,000 shares which has a two year term).

     The Company awarded warrants to its Medical Advisory Board for a total of 87,500 shares of common stock, which become fully exercisable on September 1, 2004. The warrants have a 5 year term from September 1, 2003. The warrant holders have certain piggyback registration rights for the shares underlying the warrants.

     The Company issued 1,333,970 warrants in connection with capital raises in September 2003, exercisable at $5.00 per share and 100,000 warrants to a consultant for service provided, with an exercise price of $7.00 per share.

     The Company issued a warrant in November 2003 for 50,000 shares of common stock to a former consultant, which warrant is excisable at $4.00 per share until its termination date in November 2013. The warrant holder has certain piggyback registration rights under the terms of the agreement.

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis of the Company’s financial condition and results of operations for the fiscal years ended December 31, 2003 and December 31, 2002 should be read in conjunction with the consolidated financial statements included elsewhere in this annual report.

     When used in conjunction in the following discussions, the words “believes,” “anticipates,” “intends,” “expects,” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause results to differ materially from those projected, including, but not limited to, those set forth below under “Risk Factors” and elsewhere in this report.

Results of Operations

     SinoFresh was incorporated on October 15, 2002. Effective November 15, 2002, SinoFresh acquired certain assets (including business information and materials, equipment, customers, customer lists, databases, access to facilities and rights to patents) of SinoFresh Laboratories, Inc. Prior to November 15, 2002, SinoFresh had no operations. Accordingly, the following discussion and analysis of operations is not indicative of future comparisons as the Company was only in operation for six weeks of 2002.

     Revenues for the year ended December 31, 2003 amounted to approximately $1,830,000 as compared to approximately $27,000 from the date of inception to December 31, 2002. These significant increases, amounting to $1,803,000, resulted from the commencement of alpha and beta testing in southwest Florida of the Company’s product in 2003 and the nationwide expansion which started in May 2003 through numerous food and chain drug stores throughout the United States. For the ten years prior to 2003, the Company and its predecessor had focused its efforts almost exclusively on the research and development work that gave rise to its patented and patent-pending formulations, and two commercial products, SinoFresh™ Nasal & Sinus Care and SinoFresh™ Oral & Throat Care.

     Gross profits for the year ended December 31, 2003 were approximately $1,222,000 (or 67%) compared to approximately $23,000 (or 86%) for the corresponding period in 2002. These margins are the result of the favorable costs of the ingredients in the end product and to efficient production methods. The decrease in gross margin as a percentage of sales is due to increased coupon usage, free trial offers and start up incentives given to national accounts, including cooperative fees.

     In 2003, the Company invested significantly in building the SinoFresh™ brand and infrastructure. Management believes that spending in these two categories will pay significant dividends to the Company and its shareholders over the next several years in the form of sales and profits, as well as in the quality of its management team. Marketing expenditures for the year ended December 31, 2003 were approximately $1,197,000 in comparison to $119,000 for 2002. Marketing expenditures for the year represented 24% of total operating spending for the year ended December 31, 2003 as compared to 23% in 2002. The increase in marketing expenditures of approximately $1,078,000 for the year ended December 31, 2003 over 2002 reflect in great part the spending related to the national product launch in the second quarter of 2003 and the marketing and promotional costs associated with branding the SinoFresh name.

     Salaries and other compensation expenses were approximately $852,000 for the year ended December 31, 2003 compared to approximately $72,000 for 2002. This increase is due to increased headcount and is expected to continue to increase in 2004 as the Company establishes a broadened infrastructure. Professional fees amounted to approximately $1,869,000 for the year ended December 31, 2003 as compared to approximately $220,000 during 2002. Professional fees in 2003 were 38% of total operating expenses. This significant amount was primarily due to legal, accounting and consulting expenses attributable to becoming a public company. General and administrative expenses, consisting of rent and occupancy costs, communications and other expenses related to operations amounted to approximately $561,000 for the year ended December 31, 2003. General and administrative expenses for 2002 amounted to approximately $62,000. The significant increase for 2003 over 2002 reflect several factors, among them: higher regulatory expenses attributable directly to the Company’s becoming listed on the OTCBB, the one time costs associated with the Company’s relocation from Venice to its new offices in Englewood, Florida and the cost and expense of building an infrastructure as the basis for future growth. General and administrative expenses also reflect certain other costs associated with the relocation of the Company’s offices, certain write-downs and write-offs, and other expenses related to the Company’s fund-raising efforts in 2003.

     Research and development (R&D) expenditures reflect the cost associated with basic research, product development, clinical testing, and the costs associated with regulatory compliance, patent applications and maintenance, trademark registration, product enhancement and the development of new products related and unrelated to the Company’s current product line. For the year ended December 31, 2003, the Company’s R&D expenditures amounted to approximately $185,000, compared to approximately $39,000 in 2002. R&D expenditures are expected to increase significantly over the next several years, both in absolute terms and as a percentage of overall spending. These increases are reflective of the Company’s commitment to market only the best-in-breed of products, to advance the science of rhinology, and to stay ahead of the competition in its field and on the leading edge in the science.

     For the year ended December 31, 2003, the Company reported operating losses of approximately $3,692,000 and overall losses of approximately $3,769,000, compared to operating losses of approximately $505,000 and overall losses of $512,000 for the year ended December 31, 2002.

     Losses per common share were $0.33 for the year ended December 31, 2003, as compared with $0.10 for the year ended December 31, 2002 as a result of the foregoing discussion.

Taxes

     At December 31, 2003, SinoFresh had a net operating loss carry forward (NOL) for federal income tax purposes of approximately $4,300,000. The NOL expires at various dates through the year 2023. Utilization of SinoFresh’s net operating loss may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such annual limitation could result in the expiration of the net operating loss before full utilization.

Inflation and Currency Fluctuation

     Inflation and currency fluctuations have not previously had a material impact upon the results of operations and are not expected to have a material impact in the near future.

Cash and Sources of Liquidity

     The Company historically has satisfied its operating cash requirements primarily through cash flow from operations, from borrowings and from trade and equity financings. At December 31, 2003, the company had approximately $368,000 in cash on hand and approximately $646,000 in accounts receivable, net.

     The Company has been in discussion with banks and other financial institutions during the period, and anticipates that it will be able to secure short term, asset-based financing under favorable and acceptable terms in the coming months. Any such financing will more than likely be secured by accounts receivable and inventories on hand.

     The Company had outstanding two convertible notes payable to non-affiliates (who are also shareholders in the Company) with outstanding principal balances owing of $189,225 and $73,025 as of December 31, 2003. These notes are secured by substantially all of the assets of the Company, including its U.S. patents. The notes are convertible into Series C preferred stock, contain anti-dilution provisions and prohibit the Company from incurring other indebtedness in excess of $1,000,000 until the notes are paid in full. The maturity date of the notes is the earlier of June 30, 2004 or when the Company raises an amount in excess of a specified threshold (at which time the notes must be paid in full). The Company is in default with certain provisions of the loans and is in the process of negotiating the final terms of paying the loans off with the lenders. There is no assurance that the Company will be able to successfully negotiate terms favorable to the Company and the lenders may elect to accelerate the payment terms and may exercise their rights against the Company’s collateral, including its U.S. patents, which would have materially adverse consequences to the Company and its business.

     The Company is also continuing to explore opportunities for long-term debt and equity financing. Funds received from these financings, if and when available, will be used as working capital to finance the growth of the Company, and to provide financing for the clinical trials and new product development management contemplates.

Critical Accounting Policies

     Revenue Recognition: The Company recognized revenue on its products in accordance with the Securities Exchange Commission (SEC) Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements”. Under these guidelines, SinoFresh deferred revenue recognition on transactions if any of the following existed: persuasive evidence of an arrangement did not exist, title had not transferred, product payment was contingent, the price was not fixed or determinable, or payment was not reasonably assured. The Company accrued a provision for estimated returns concurrent with revenue recognition.

     SinoFresh has adopted Emerging Issues Task Force Issue 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products)” (EITF 01-9), which became effective for fiscal years beginning after December 15, 2001. Management has concluded that EITF 01-9 is applicable to the accounting for its cooperative agreements with certain customers, as the benefits received from consideration given to those customers are not sufficiently separable from the revenue derived. Accordingly, all such cooperative expenses are recorded as reductions to revenues.

     Asset Impairments: The Company has adopted Statement of Financial Accounting Standards No. 141, “Business Combinations,” (FAS 141) and Statement of Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (FAS 142). FAS 141 requires business combinations completed after June 30, 2001 to be accounted for using the purchase method of accounting. It also specifies the types of acquired intangible assets that are required to be recognized and reported separately from goodwill. Under FAS 142, goodwill and other intangible assets (with indefinite lives) will not be amortized but will be tested for impairment at least annually. The Company completed its transitional impairment test of existing goodwill and patents as of December 31, 2003. This test was preformed by an independent valuation specialist and involved the use of estimates related to the fair value of the patents as well as the business in which the goodwill had been allocated. There were no impairment losses as a result of this test.

Recent Accounting Pronouncements

     In April 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Standards (SFAS) No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. The statement amends and clarifies accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. This statement is designed to improve financial reporting such that contracts with comparable characteristics are accounted for similarly. The statement, which is generally effective for contracts entered into or modified after June 30, 2003, is not anticipated to have a significant effect on SinoFresh’s financial position or results of operations.

     In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The statement is not anticipated to have a significant effect on SinoFresh’s financial position or results of operations.

     In December 2003, the FASB issued FASB Interpretation No. 46 (Revised), “Consolidation of Variable Interest Entities”. This interpretation clarifies rules relating to consolidation where entities are controlled by means other than a majority voting interest and instances in which equity investors do not bear the residual economic risks. SinoFresh currently has no ownership in variable interest entities and therefore adoption of this standard currently has no financial reporting implications.

Subsequent Events

     Attempted Removal of David Otto and Stephen Bannon as Directors

     Between January 30, 2004 and February 10, 2004, the Company received written consents from shareholders whom the Company believed held a majority of the outstanding voting stock, which written consents provided for the removal of David Otto and Stephen Bannon as directors and officers of the Company. The Company believed that such consents would be effective February 10, 2004, but would be subject to the filing with the SEC of a definitive Information Statement on Schedule 14C. The removal of Messrs. Bannon and Otto from the Board was sought by Mr. Fust and certain other shareholders based on their belief that Messrs. Bannon and Otto, although claiming to be independent, were not actually independent — as discussed elsewhere in this report.

     The Company filed a preliminary Information Statement on Schedule 14C with the SEC with a view toward filing and sending a definitive Information Statement to shareholders of record once the SEC completed its review of the Schedule 14C. The actions of the shareholders were challenged by Messrs. Otto and Bannon and the Company was unable to expeditiously get final clearance for the 14C Information Statement. During the week of March 22, 2004, after discussion with the reviewing staff at the SEC, it was determined that, under applicable SEC rules relating to Information Statements, the corporate action (e.g., the effectiveness of the removal of the two directors) could not occur until the 20th day after the mailing to shareholders of a definitive information statement. Further, it was also discovered during that time that there was a technical defect with the shareholders’ written consents in that they were short sufficient votes to clearly constitute a majority of the issued and outstanding voting stock. As a result, it was decided to retroactively reinstate Messrs. Bannon and Otto to the board (until the next annual meeting of shareholders, or their earlier removal or resignation). The Company’s management believes that the technical defect can easily be cured and Mr. Fust intends to restart the written consent process removing Messrs. Otto and Bannon.

     Board Actions since January 30, 2004.

     Under the assumption that Messrs. Otto and Bannon had been removed from the Board of Directors, the remaining members of the board, Charles Fust, Stacey Maloney-Fust and P. Robert DuPont, took certain actions at board meetings and by written consent, which they believe were and are in the best interests of the Company. At a board meeting of the five directors held on March 29, 2004, attended telephonically by Messrs. Bannon, Otto, Fust and DuPont and Ms. Maloney-Fust, the following prior actions of the board and/or its officers were ratified by majority vote of Messrs. Fust and DuPont and Ms. Maloney-Fust over the objections of Messrs Otto and Bannon:

•	termination of Salberg & Co. as the Company’s auditors and the engagement of Moore Stephens Lovelace, P.A. as the new auditors, effective March 4, 2004;

•	appointment of American Stock Transfer & Co. (New York, NY), as the Company’s new transfer agent (the former transfer agent being Interwest Transfer Co., Inc. (Nevada);

•	removal of Stephen Bannon and David Otto from any offices they held in the Company;

•	appointment of Russell Lee as CFO and Secretary;

•	declaring null and void the two contracts for investment banking and consulting services with Sargon Capital, Inc., an affiliate of Andrew Badolato’s, a former board member and officer of the predecessor company;

•	the appointment of an executive committee of the Company’s board of directors, the formation of which is authorized in the Company’s bylaws and which committee has and may exercise all of the power and authority of the Company’s board of directors, subject to the committee not performing certain actions prohibited under Florida statutes; and the appointment of Messrs. Fust and DuPont and Ms. Maloney-Fust as the members of the executive committee;

•	the appointment of Michael Gillette as the Company’s Director of Marketing effective January 5, 2004, and the granting to Mr. Gillette of a 5-year option to purchase 50,000 shares of common stock at an exercise price of $1.70 per share and vesting ratably over three years;

•	in consideration for marketing services rendered by One Source Marketing, inc., the grant to Tim Kepler of a common stock purchase warrant for 50,000 shares with an exercise price of $4.00 per share, immediately exercisable and subject to piggyback registration rights, and expiring on December 31, 2013.

     In addition, the following actions (that had been discussed and approved by the five member board prior to January 30, 2004, but for which all board members had not signed a written consent memorializing such resolutions), were ratified by majority approval of the board, again over the objections of Messrs. Bannon and Otto:

•	acceptance of the resignation of the former Controller effective September 15, 2003, and his severance agreement and package effective December 9, 2003;

•	changing the title of Ms. Maloney-Fust from VP — Business Development to Sr. Vice President;

•	adoption of a policy regarding federal securities law compliance (previously prepared by Mr. Otto’s firm);

•	acceptance of the resignation of the former CFO effective January 2, 2004, and the appointment of Russell Lee as the new CFO as of that date;

•	ratification of the prior authorization given to the former CFO to obtain director and officer liability insurance on behalf of the Company;

•	approval of the settlement and release agreement with Chelmsford Group, Inc. effective December 16, 2003;

     In addition, at the March 29, 2004 board meeting, the following new matters of business were acted upon by majority approval of the board, over the objections of Messrs. Bannon and Otto:

•	an amendment to the bylaws to provide that only the Chairman or the President of the Company may call meetings of the board of directors (instead of meetings being called by the Chairman, the President or any two directors);

•	the appointment of the following persons to an audit committee, a compensation committee and a nominating committee: Charles Fust, P. Robert DuPont and Stacey Maloney-Fust.

     Committee Actions Since March 29, 2004

     The compensation committee, comprised of Charles Fust, P. Robert DuPont and Stacey Maloney-Fust, approved the grant to R. Russell Lee, the Company’s CFO, of an option for 200,000 shares of common stock at an exercise price of $1.00 and vesting ratably over three years. The Company, in its employment offer letter dated August 25, 2003, committed to issue to Mr. Lee an option for 200,000 shares of common stock (after giving effect to the merger), exercisable at $1.00 per share (after giving effect to the merger). These options should have been awarded to Mr. Lee by the Company’s predecessor as of September 1, 2003, along with other options awarded as of that date. Mr. Lee’s options were booked in 2003 since the Company’s commitment to issue them arose in 2003.

     The compensation committee also approved the grant of additional options for a total of 289,625 shares of common stock to 13 independent contractors and P. Robert DuPont, an officer and director of the Company, (with Mr. DuPont abstaining as to his option grant), pursuant to the prior commitments of the Company’s predecessors arising prior to the merger to issue options in connection with services rendered to the Company’s predecessors in the development of the Company’s product. The options have an exercise price of $1.00 per share and vested immediately upon grant. Included in these options is an option for 21,000 shares granted to P. Robert DuPont, an officer and director of the Company. These options were booked in 2003 since the Company’s commitment to issue them arose in or before 2003.

     The Executive Committee also declared void an option for 890,000 shares of common stock granted to SinoFresh Management, LLC, a company owned by Stephen Bannon, a director of the Company, and Charles Fust, an officer and director of the Company. At the time of the grant, not all board members were aware of the interests of the two directors in that company, there were improper conflicts of interest, lack of consideration, and there is a specific prohibition in the Company’s stock option plan against awarding options to non-employee directors.

     With respect to the granting of the above options and the voiding of the option granted to SinoFresh Management, LLC, Messrs. Bannon and Otto dispute the granting and voiding of those respective options and the Company anticipates securing the further ratification of these acts by the board of directors at its next meeting.

     The Executive Committee (including Mr. Fust) also ratified earlier actions of the three-member board taken after January 30, 2004, deferring the registration of certain percentages of restricted common stock held by certain shareholders and common stock underlying the Company’s outstanding preferred stock. The Company has the right to defer such registration if such delay is determined to be in the best interests of the Company.

     Messrs. Otto and Bannon have challenged the above board and committee actions as being invalid, but the Company believes the same to be valid.

Risk Factors

     The Company operates in a rapidly changing environment that involves numerous risks, some of which are beyond the Company’s control. The following discussion highlights some of these risks.

Risks Related to the Business

     The Company has incurred substantial losses and negative cash flow and has a working capital deficit. The Company has incurred substantial losses since inception, it has a working capital deficit as of December 31, 2003 and it has incurred negative cash flow from operations. As a result, the Company’s auditors have qualified their report on the Company’s financial statements with respect to the Company’s ability to continue as a going concern. The Company’s financial statements do not include any adjustments that might result from this uncertainty. In order for the Company to sustain its operations and meet its obligations on a timely basis, the Company is dependent upon its ability to generate sufficient cash flow from operations or to obtain sufficient external financing. There can be no assurance that any additional financing will be available, or if available, that it will be on terms and conditions favorable to the Company. The Company’s operations could be adversely affected if it is unable to generate sufficient cash or obtain additional financing.

     SinoFresh has a limited relevant operating history, its operating company has a history of significant losses and SinoFresh may not become profitable. The Company has historically had losses. The Company’s needs for continued expenditures for product research and development and marketing, among other things, will make it difficult for SinoFresh to reduce its operating expenses in order to deal with lack of sales growth or unanticipated reductions in existing sales. The Company’s failure to balance expenditures in any period with sales could have an adverse effect on results of operations.

     The Company has no relevant operating history upon which an evaluation of its prospects can be made. Such prospects must be considered in light of the risks, expenses and difficulties frequently encountered in the establishment of a new company and the development of new products in established and crowded markets in a highly-competitive consumer industry, such as the U.S. pharmaceutical industry, as well as the risks, expenses and difficulties encountered in the shift from development to commercialization of new products. There can be no assurance that SinoFresh will be able to implement successfully its development, manufacturing, and marketing strategies, generate meaningful revenues, or ever achieve profitable operations. The possibility of the Company’s future success must be considered relative to the problems, challenges, complications and delays frequently encountered in connection with the development and operation of a new business, and the development and marketing of relatively new health care products such as the SinoFresh products.

     SinoFresh will need significant additional financing to implement its business plan. As of December 31, 2003, the Company had approximately $368,000 in cash available for operations. However, the Company anticipates that it will need additional financing, through debt or the issuance of additional equity securities or a combination of both, to implement business objectives such as marketing, research and development on new products, conducting focus group studies for the oral product, and obtaining regulatory approval for and commercializing the NDA products. There is no assurance that the Company will succeed in obtaining additional financing or if additional financing is available, that it will be on terms favorable to SinoFresh. The Company’s opportunities would be severely diminished in the event that additional financing is not obtained in a timely manner. If the Company is unable to obtain additional funding, the Company will have to thwart the timeliness of certain planned developments in its business plan.

     The Company and certain of its management are involved in litigation instituted by certain shareholders and two directors of the Company, which will involve significant financial and personnel resources of the Company. On February 20, 2004, a lawsuit was filed styled Hawkins, et al. vs. Charles Fust, et al., and an amended complaint was filed on March 3, 2004 changing allegations directed toward the location where the action may be heard and noted that the Company is a Florida corporation. The plaintiffs include Stephen Bannon and David Otto, directors of the Company, as well as other purported shareholders of the Company. The defendants are Charles Fust, Stacey Maloney Fust, Robert DuPont, Russell R. Lee, III and the Company. The complaint alleges, among other things, that Charles Fust used corporate funds for his personal benefit and that he did not transfer patents to the Company and two related foreign entities through common stock ownership. On March 4, 2004, the Company filed a motion to dismiss the complaint citing numerous legal deficiencies in the amended complaint and the failure to meet statutory procedure requirements. Although management strongly believes that the allegations in the complaint are without merit, if for whatever reason the motion to dismiss is not granted and the legal proceeding continues, the continuing defense of the lawsuit will be costly financially and will demand significant attention of management — all of which could have an adverse effect on the Company and its operations.

     Two non-employee directors have raised other issues concerning legal exposure to the Company. They believe that the Company may have exposure in connection with the Company’s decision to have the foreign patents transferred to the Company instead of two foreign entities and to incur costs to maintain and/or transfer the foreign patents; and, in connection with the Company’s decision to technically modify its original operating focus.

     Substantially all of the Company’s assets, including U.S. patents, are collateral for loans to the Company by third parties. The Company had outstanding two convertible notes payable to unrelated parties with outstanding principle balances owing of $189,225 and $73,025 as of December 31, 2003. The notes are convertible into Series C preferred stock, contain anti-dilution provisions and prohibit the Company from incurring other indebtedness in excess of $1,000,000 until the notes are paid in full. The maturity date of the notes is the earlier of June 30, 2004 or when the Company raises an amount in excess of a specified threshold (at which time the notes must be paid in full). The Company is in default with certain provisions of the loans and is in the process of negotiating the final terms of paying the loans off with lenders. There is no assurance that the Company will be able to successfully negotiate the terms favorable to the Company and the lenders may elect to accelerate the payment terms and may exercise their right against the Company’s collateral, including its U.S. patents, which would have materially adverse consequences to the Company and its business.

     The Company may not be able to off-set all of its net operating loss carry-forwards against future income. At December 31, 2003, net operating losses available to be carried forward for federal income tax purposes are approximately $4,300,000 expiring in various amounts through 2023. Utilization of the Company’s net operating losses may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such annual limitation could result in the expiration of the net operating loss before utilization, which would subject the Company to have more tax liability than if it had been able to off-set the net operating losses against income.

     The Company’s ability to implement its business plan depends on the Company’s ability to attract and retain key personnel. The Company’s future success will depend to a significant extent on the continued services of the current officers and other necessary personnel, particularly Mr. Fust, the Chairman of the Board of Directors and CEO, and Mr. DuPont, the Vice President of Research & Development, and a member of the Board of Directors. The loss of either of these officers or directors would likely have a significantly detrimental effect on SinoFresh’s business. The Company has obtained key man life insurance policies on the life of Mr. Fust in the amount of $925,000.

     SinoFresh’s prospects will also depend on its ability to attract and retain highly qualified sales, marketing, and managerial personnel. Competition for such personnel is intense, and there can be no assurance that the Company will be able to employ or retain such personnel.

     If the SinoFresh products do not gain widespread market acceptance, anticipated sales and results of operations will suffer. Although studies have indicated that the SinoFresh products can significantly reduce the symptoms of sinusitis and upper respiratory distress, management cannot be certain that the product will achieve widespread acceptance by the market. If any unanticipated problem arises concerning the efficacy of SinoFresh™ Nasal & Sinus Care or SinoFresh Oral & Throat Care or any of the other new products the Company may bring to market, or if one or more of these products fails to achieve widespread market acceptance for any other reason, the Company’s operating results and prospects would be materially adversely affected.

     Unanticipated problems associated with product development and commercialization could adversely affect the Company’s operating results. The Company’s successful development of existing and new products is subject to the risks of failure and delay inherent in the development and commercialization of products based on innovative technologies. These risks include the possibilities that:

•	the Company may experience unanticipated or otherwise negative research and development results;

•	existing or proposed products may be found to be ineffective or unsafe, or may otherwise fail to receive required regulatory clearances or approvals;

•	the Company may find that existing or proposed products, while effective, are uneconomical to commercialize or market;

•	existing or proposed products may not achieve broad market acceptance; or

•	proprietary rights held by third parties preclude the Company from developing or marketing existing or proposed products.

     The Company’s inability to develop and commercialize its existing products or any new products on a timely basis and within the Company’s financial budgets could have a material adverse effect on operating results and future prospects.

     The Company’s inability to provide scientific proof for product claims may adversely affect sales. The marketing of SinoFresh products involves claims that these products kill the mold and bacteria that can cause sinusitis and related sinus disorders. Under the FDA and Federal Trade Commission (FTC) rules, the Company is required to obtain scientific data to support any health claims the Company makes concerning these products. Although SinoFresh has conducted independent clinical tests and provided scientific data to the FDA in support of claims regarding these products, the Company may be required to provide additional data in the future. In such an event, SinoFresh cannot be certain that the scientific data the Company has obtained or will obtain in support of its claims will be deemed acceptable to the FDA or FTC. If the FDA or the FTC requests any supporting information, and the Company is unable to provide support that is acceptable to the FDA or the FTC, either agency could force the Company to stop making the claims in question or restrict SinoFresh from selling the affected products.

     FDA and other government regulation may restrict the Company’s ability to sell its products. SinoFresh is subject to various federal, state and local laws and regulations affecting its business. SinoFresh products are subject to regulation by the FDA, including regulations with respect to labeling of products, approval of ingredients in products, claims made regarding the products, and disclosure of product ingredients. If the Company does not comply with these regulations, the FDA could force the Company to stop selling the affected products or require the Company to incur substantial costs in adopting measures to maintain compliance with these regulations. SinoFresh’s advertising claims regarding its products are subject to the jurisdiction of the FTC as well as the FDA. In both cases the Company is required to obtain scientific data to support any advertising or labeling health claims the Company makes concerning its products. If SinoFresh is unable to provide the required support for such claims, the FTC may stop the Company from making such claims or require the Company to stop selling the affected products.

     SinoFresh may fail to compete effectively, particularly against larger, more established pharmaceutical and health products companies, causing its business and operating results to suffer. The consumer health products industry is highly competitive. SinoFresh competes with companies in the United States and abroad that are engaged in the development of both traditional and innovative health care products, including sinus products. Many of these companies have much greater financial and technical resources and production and marketing capabilities than the Company does. As well, many of these companies have already achieved significant product acceptance and brand recognition with respect to products that compete directly with the SinoFresh products. The Company’s competitors may successfully develop and market superior or less expensive products, which could render the current SinoFresh product, and other future products less valuable or unmarketable.

     If the Company is unable to protect its intellectual property or if the Company infringes the intellectual property of others, its financial condition and future prospects could be materially harmed. SinoFresh relies significantly on the protections afforded by patent and trademark registrations that the Company routinely seeks from the U.S. Patent and Trademark Office (USPTO) and from similar agencies in foreign countries. The Company cannot be certain that any patent or trademark application that is filed will be approved by the USPTO or other foreign agencies. In addition, SinoFresh cannot be certain that it will be able to successfully defend any trademark, trade name or patent that it holds against claims from, or use by, competitors or other third parties. No consistent policy has emerged from the USPTO or the courts regarding the breadth of claims allowed or the degree of protection afforded under biotechnology and similar patents. The Company’s future success will depend on its ability to prevent others from infringing on its proprietary rights, as well as its ability to operate without infringing upon the proprietary rights of others. SinoFresh may be required at times to take legal action to protect its proprietary rights and, despite the Company’s best efforts, it may be sued for infringing on the patent rights of others. Patent litigation is costly and, even if the Company prevails, the cost of such litigation could adversely affect the Company’s financial condition. If SinoFresh does not prevail, in addition to any damages the Company might have to pay, the Company could be required to stop the infringing activity or obtain a license. SinoFresh cannot be certain that any required license would be available to the Company on acceptable terms, or at all. If SinoFresh fails to obtain a license, its business might be materially adversely affected. In addition to seeking patent protection, the Company relies upon a combination of non-disclosure agreements, other contractual restrictions and trade secrecy laws to protect proprietary information. There can be no assurance that these steps will be adequate to prevent misappropriation of the Company’s proprietary information or that the Company’s competitors will not independently develop technology or trade secrets that compete with its proprietary information.

     The Company may incur significant costs resulting from product liability claims. SinoFresh would be subject to significant liability should use or consumption of the Company’s products cause injury, illness or death. Although SinoFresh carries product liability insurance, there can be no assurance that its insurance will be adequate to protect the Company against product liability claims or that insurance coverage will continue to be available on reasonable terms. A product liability claim, even one without merit or for which the Company has substantial coverage, could result in significant legal defense costs, thereby increasing the Company’s expenses and lowering earnings. Such a claim, whether or not proven to be valid, could have a material adverse effect on product branding and goodwill, resulting in reduced market acceptance of the Company’s product. This in turn could materially adversely affect the Company’s results of operations and financial condition.

     SinoFresh does not have manufacturing capabilities of its own. The Company currently does not have the physical or human resources to independently manufacture its SinoFresh product or any other products that the Company may develop. SinoFresh currently outsources all of its product manufacturing and packaging operations and intends to continue this outsourcing for the foreseeable future. If the Company is unable to enter into suitable arrangements for manufacturing of its SinoFresh product or any other products, or if the Company’s third party contractors fail to adequately perform their manufacturing operations, SinoFresh’s sales and related financial results could be materially adversely affected. If, in the future, the Company decides to establish its own manufacturing facilities, the Company will require substantial additional funds and significant additional personnel to undertake such operations. SinoFresh cannot be certain that such funding or a sufficient number of such qualified persons will be available.

     Return of a significant amount of product could harm the Company’s business. SinoFresh’s product has a thirty (30) day, unconditional, money back guarantee. Any consumer, who is not satisfied with a Company product within this time period for any reason, or no reason at all, may return it or any unused portion for a full refund. Most large retail chains have their own established policies for product returns and SinoFresh intends to fully comply with these policies as well.

     Management believes product returns will be less than one percent (1%), but there can be no assurance that actual levels of returns will not significantly exceed amounts anticipated by the Company. Should an adverse reaction to any of the Company’s products occur affecting a significant number of customers, a product “recall” could occur which could materially impact the Company’s financial condition and its ability to successfully re-enter the market following the recall. Additionally, although the Company will not directly engage in the manufacture of any product it markets and sells, the Company could be exposed to product liability claims.

     SinoFresh may be required to indemnify its directors and officers. The Company has authority under Section 607.0850 of the Florida Business Corporation Act to indemnify its directors and officers to the extent provided in such statute. The Articles of Incorporation provide for the Company to indemnify each of its directors and officers against liabilities imposed upon them (including reasonable amounts paid in settlement) and expenses incurred by them in connection with any claim made against them or any action, suit or proceeding to which they may be a party by reason of their being or having been a director or officer of the Company. There can be no assurance that such insurance will be available in the future, or that if available, it will be available on terms that are acceptable to the Company. Furthermore, there can be no assurance that the insurance coverage provided will be sufficient to cover the amount of any judgment awarded against an officer or director (either individually or in the aggregate). Consequently, if such judgment exceeds the coverage under the policy, the Company may be forced to pay such difference. SinoFresh’s director’s and officer’s liability insurance coverage have Limits of Liability of $4,000,000 excess of the first $1,000,000 Limit of Liability.

     The Company intends to enter into indemnification agreements with each of its officers and directors containing provisions that may require the Company, among other things, to indemnify its officers and directors against certain liabilities that may arise by reason of their status or service as officers or directors (other than liabilities arising from willful misconduct of a culpable nature) and to advance their expenses incurred as a result of any proceeding against them as to which they could be indemnified. Management believes that such indemnification provisions and agreements are necessary to attract and retain qualified persons as directors and executive officers.

     The Company may have certain financial exposure if there was not an exemption from registration for the issuance of securities in connection with the merger. The Company issued 10,768,490 shares of common stock, 858,170 shares of Series A preferred stock, 1,500,000 shares of Series B preferred stock, and 1,218,711 shares of Series C preferred stock in respect of the acquisition of SinoFresh — Delaware in September 2003. The Company has been unable to obtain from either former counsel to the Company or former counsel to SinoFresh — Delaware (Mr. David Otto, a director of the Company), who were counsel to the Company and SinoFresh — Delaware, respectively, at the time of the merger, information the Company presently believes is sufficient to indisputably support one or more exemption(s) from registration that they relied upon in connection with the issuance of the merger shares. If such information is not available, the issuance of the shares of the Company in respect of the merger may not have been in compliance with the registration provisions of the federal and state securities laws. There may have been a violation of Section 5 of the Securities Act of 1933, as amended due to the unavailability of an exemption from registration. As a result, the Company may be exposed to claims for rescission by shareholders who received shares in the merger. Although the Company would vigorously defend against any such actions, litigation may be costly and there is no assurance of the outcome.3

Risks Related to the Company’s Common Stock

     The large number of shares eligible for immediate and future sales may depress the price of the Company’s stock. The Articles of Incorporation authorize the issuance of 500,000,000, shares of common stock, no par value per share, and 200,000,000 shares of preferred stock, no par value per share. The Board of Directors has the authority to issue additional shares up to the authorized amount stated in the Certificate of Incorporation. The Board of Directors may choose to issue some or all of such shares to acquire one or more businesses or other types of property, or to provide additional financing in the future. The issuance of any such shares may result in a reduction of the book value or market price of the outstanding shares of the Company’s common stock. If SinoFresh does issue any such additional shares, such issuance also will cause a reduction in the proportionate ownership and voting power of all other shareholders. Further, any such issuance may result in a change of control of the corporation.

     Further, the Company has outstanding options and warrants for an aggregate of 3,171,095 shares of common stock, which options and warrants bear exercise prices ranging from $1.00 to $7.00 per share. In addition, substantially all of the Company’s outstanding restricted shares and stock underlying warrants have certain registration rights. If those shares are registered for future resale, or are sold subject to Rule 144 limitations, such

[3]	Messers. Bannon and Otto requested that this risk factor be removed from this report.

sales of substantial amounts of the Company’s common stock in the open market or the availability of a large number of additional shares for sale could adversely affect the market price of the Company’s common stock.

     The price of the Company’s common stock may continue to be volatile. The market price of SinoFresh common stock, which is quoted for trading on the Over-the-Counter Bulletin Board, has been highly volatile and may continue to be volatile in the future. Any or a combination of the following factors could cause the market value of the Company’s common stock to decline quickly: operating results that differ from market expectations, negative or other unanticipated results of clinical trials or other testing, delays in product development, technological innovations or commercial product introductions by the Company’s competitors, changes in government regulations, developments concerning proprietary rights, including pending or threatened patent litigation, public concerns regarding the safety of any of the Company’s products and general economic and stock market conditions. Since the inception of trading activities in September 2003 the stock market has experienced, and it may continue to experience, significant price and volume fluctuations. These fluctuations have particularly affected the market prices of equity securities of many small capitalization companies that are not yet profitable or that experience low or inconsistent earnings. Often, the effect on the price of such securities is disproportionate to the operating performance of such companies. In SinoFresh’s case, such broad market fluctuations may adversely affect your ability to dispose of your shares at a price equal to or above the price at which you purchased such shares.

     The Company does not expect to pay dividends to its shareholders for the foreseeable future. For the foreseeable future, the Company intends to retain any earnings to finance the development and expansion of its business, and the Company does not anticipate paying any cash dividends on its common stock. Any future determination to pay dividends will be at the discretion of the Board of Directors and will be dependent upon then existing conditions, including the Company’s financial condition and results of operations, capital requirements, contractual restrictions, business prospects, and other factors that the Board of Directors considers relevant.

     The Company’s common stock may be subject to penny stock regulation, which may make it difficult for investors to sell its common stock. The SEC has adopted rules that regulate broker/dealer practices in connection with transactions in penny stocks. Penny stocks generally are equity securities with a price of less than $5.00 per share (other than securities registered on certain national securities exchanges or quoted on the NASDAQ Stock Market, provided that current price and volume information with respect to transactions in such securities is provided by the exchange system). The penny stock rules require a broker/dealer, prior to completing a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document prepared by the SEC that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker/dealer also must provide the customer with bid and offer quotations for the penny stock, the compensation of the broker/dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from such rules the broker/dealer must make a special written determination that a penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. SinoFresh common stock will likely be subject to the penny stock rules. These disclosure requirements may have the effect of reducing the level of trading activity in any secondary market for the Company’s common stock, and accordingly, holders of SinoFresh common stock may find it difficult to sell their common stock, if they are able to do so at all.

     The Company’s preferred stock may cause dilution. The Articles of Incorporation authorize the issuance of up to 200,000,000 shares of “blank check” preferred stock with such rights and preferences as the Board of Directors, without further shareholder approval, may determine from time to time. Currently, the Company has 858,170 shares of outstanding Series A preferred stock, 1,500,000 shares of outstanding Series B preferred stock, and 1,218,711 outstanding shares of Series C preferred stock. Except for Series A preferred stock, which has conversion into common and voting rights with the common on a one-for one basis, the Series B and Series C preferred stock are convertible into common stock and have voting rights with the common stock on a one for two basis. Furthermore, each share of Series A, Series B and Series C preferred stock has a liquidation preference of $2.00 per share on an as converted basis before any holders of common would be entitled to receive payment for their shares or dividends upon a liquidation of the Company. There remain 196,423,119 shares of authorized but undesignated and unissued shares of preferred stock that may be sold in the future and that can, at the discretion of the Board of Directors, be designated as another series of preferred stock with dividend and liquidation preferences that are senior, and not available, to the holders of the Company’s common stock. Thus, holders of SinoFresh common stock could realize less than the amount of dividends and/or distributions to which they would otherwise be entitled.

[Remainder of Page Intentionally Left Blank]

ITEM 7. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
SinoFresh HealthCare, Inc.
Englewood, Florida

We have audited the accompanying consolidated balance sheet of SinoFresh HealthCare, Inc. as of December 31, 2003 and the related consolidated statements of operations, changes in stockholders’ equity and cash flow for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SinoFresh HealthCare, Inc. at December 31, 2003, and the results of its consolidated operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1, the Company has incurred substantial losses since its inception, has a working capital deficiency at December 31, 2003, and has incurred negative cash flow from operations. These factors, among others, raise substantial doubt about its ability to continue as a going concern. Management’s plans related to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moore Stephens Lovelace, P.A.
Certified Public Accountants
Orlando, Florida
March 29, 2004, except for
Notes 1, 8, 9 and 10 as to which the
Date is April 12, 2004

Independent Auditors’ Report

To	the Shareholders and Board of Directors of: SinoFresh Healthcare, Inc.:

We have audited the accompanying balance sheet of SinoFresh Healthcare, Inc. as of December 31, 2002, and the related statement of operations, changes in stockholders’ equity and cash flows for the period from October 15, 2002 (date of inception) to December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of SinoFresh Healthcare, Inc. as of December 31, 2002, and the results of its operations and its cash flows for the period from October 15, 2002 (date of inception) to December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

/s/ SALBERG & COMPANY, P.A.
Boca Raton, Florida
October 17, 2003

SINOFRESH HEALTHCARE, INC.
CONSOLIDATED BALANCE SHEETS
ASSETS

	December 31,	December 31,
	2003	2002
CURRENT ASSETS:
Cash and cash equivalents	$368,394	$245,685
Accounts receivable, net of allowances of $15,000 ($1,000 in 2002)	645,969	18,144
Inventory	172,007	93,645
Other current assets	174,283	11,935

TOTAL CURRENT ASSETS	1,360,653	369,409
FURNITURE AND EQUIPMENT, NET	138,191	25,875
PATENTS, NET	2,750,010	2,985,300
GOODWILL	2,409,401	2,336,796
OTHER ASSETS	7,218	20,675

TOTAL ASSETS	$6,665,473	$5,738,055

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Current portion of notes payable and capital leases	$584,826	$443,367
Accounts payable, including $102,866 due to related parties (none in 2002)	693,258	233,120
Accrued expenses, including $245,889 due to related parties (none in 2002)	679,124	249,570
Deferred revenue	—	17,678

TOTAL CURRENT LIABILITIES	1,957,208	943,735

NOTES PAYABLE, NET OF CURRENT MATURITIES	—	75,000
CAPITAL LEASES, NET OF CURRENT MATURITIES	83,851	3,977

TOTAL LIABILITIES	2,041,059	1,022,712
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Common stock, no par value; 500,000,000 shares authorized; 10,280,083 shares issued and outstanding and 3,021,740 shares issuable at December 31, 2003; 4,000,000 shares issued and outstanding and 6,768,490 shares issuable at December 31, 2002	2,251,991	2,154
Series A convertible preferred stock, voting; 858,170 shares authorized; 858,170 and 808,170 shares issued and outstanding at December 31, 2003 and 2002, respectively (aggregate liquidation value of $1,716,340 at December 31, 2003)	1,716,339	1,616,339
Series B convertible preferred stock, voting; 1,500,000 shares authorized, issued and outstanding (aggregate liquidation value of $3,000,000 at December 31, 2003)	3,000,000	3,000,000
Series C convertible preferred stock, voting; 1,250,000 shares authorized; 1,218,711 and 337,500 shares issued and outstanding at December 31, 2003 and 2002, respectively (aggregate liquidation value of $2,437,422 at December 31, 2003)	2,189,261	608,712
Accumulated deficit	(4,281,177)	(511,862)
Warrant subscriptions receivable	(252,000)	—

TOTAL STOCKHOLDERS’ EQUITY	4,624,414	4,715,343

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,665,473	$5,738,055

See notes to consolidated financial statements.

SINOFRESH HEALTHCARE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

		October 15, 2002 (Date
	Year Ended	of inception) to
	December 31, 2003	December 31, 2002
Revenue, net	$1,830,195	$27,001
Cost of revenue	607,766	3,671

GROSS PROFIT	1,222,429	23,330
OPERATING EXPENSES
Salaries and other compensation expenses	852,312	72,102
Professional fees	1,869,103	220,183
Other general and administrative expenses	560,657	62,038
Marketing and advertising expenses	1,196,939	119,000
Research and development expenses	184,772	38,961
Depreciation and amortization	250,834	15,825

TOTAL OPERATING EXPENSES	4,914,617	528,109

LOSS FROM OPERATIONS	(3,692,188)	(504,779)
OTHER EXPENSES/INCOME
Interest expense	(85,185)	(7,040)
Other income, net	8,058	(43)

TOTAL OTHER EXPENSE	(77,127)	(7,083)

NET LOSS	$(3,769,315)	$(511,862)

NET LOSS PER COMMON SHARE
-Basic and diluted	$(0.33)	$(0.10)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
-Basic and diluted	11,547,120	5,318,537

See notes to consolidated financial statements.

SINOFRESH HEALTHCARE, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Continued)

			Preferred Stock
	Common Stock		Series A		Series B		Series C
	Number		Number		Number		Number				Total
	of		of		of		of		Subscriptions	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Receivable	Deficit	Equity
Common stock issued to founder	4,000,000	$800									$800
Common stock issued as settlement	768,490	154									154
Series A preferred stock issued pursuant to purchase agreement			808,170	$1,616,339							1,616,339
Series B preferred stock issued for patents					1,500,000	$3,000,000					3,000,000
Series C preferred stock issued under private placement offering, net of $66,288 offering costs							337,500	$608,712			608,712
Common stock issuable as compensation	6,000,000	1,200									1,200
Net loss, October 15, 2002 (inception) to December 31, 2002										$(511,862)	(511,862)

Balance at December 31, 2002	10,768,490	2,154	808,170	1,616,339	1,500,000	3,000,000	337,500	608,712	—	(511,862)	4,715,343
Effect reverse merger	2,483,333	(3,238)									(3,238)
Stock issued as settlement			50,000	100,000							100,000

SINOFRESH HEALTHCARE, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

			Preferred Stock
	Common Stock		Series A		Series B		Series C
	Number		Number		Number		Number				Total
	of		of		of		of		Subscriptions	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Receivable	Deficit	Equity
Series C preferred stock issued under private placement offering, net of $181,873 offering costs							881,211	1,580,549			1,580,549
Common stock issued to consultant	50,000	123,000									123,000
Issuance of options and warrants to consultants		706,125									706,125
Proceeds from sales of warrants, net of $176,050 costs		1,423,950							$(652,000)		771,950
Payments received on subscriptions									$400,000		400,000
Net loss, year ended December 31, 2003										(3,769,315)	(3,769,315)

Balance at December 31, 2003	13,301,823	$2,251,991	858,170	$1,716,339	1,500,000	$3,000,000	1,218,711	$2,189,261	$(252,000)	$(4,281,177)	$4,624,414

See notes to consolidated financial statements.

SINOFRESH HEALTHCARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

		October 15, 2002
	Year Ended	(Date of inception)
	December 31,	to December 31,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,769,315)	$(511,862)
Adjustments to reconcile net loss to net cash used in operations:
Stock options and warrants issued for services	706,125	—
Amortization and depreciation	250,834	15,825
Stock issued as settlement cost and to consultant	223,000	154
Bad debt expense	17,081	—
Provision for affiliate uncollectibles	—	71,703
Other	(3,238)	—
Changes in assets and liabilities net of effects from acquisition:
Accounts receivable	(644,906)	(5,453)
Inventory	(78,362)	(50,339)
Other current assets	(162,348)	(5,752)
Other assets	13,457	(10,001)
Accounts payable	460,138	198,568
Accrued expenses	279,876	116,790

NET CASH USED IN OPERATING ACTIVITIES	(2,707,658)	(180,367)
INVESTING ACTIVITIES:
Acquisition of SinoFresh Laboratories, Inc., net of cash	(72,605)	(55,240)
Advance to affiliates	—	(71,703)
Payments for purchases of property and equipment	(35,073)	—

NET CASH USED IN INVESTING ACTIVITIES	(107,678)	(126,943)
FINANCING ACTIVITIES:
Net proceeds from issuance of stock and warrants	2,484,499	560,710
Payments received on subscriptions receivable	400,000	—
Proceeds from long-term debt	300,000	—
Payments on long-term debt and capital leases	(246,454)	(7,715)

NET CASH PROVIDED BY FINANCING ACTIVITIES	2,938,045	552,995
NET INCREASE IN CASH AND CASH EQUIVALENTS	122,709	245,685
CASH AND CASH EQUIVALENTS — beginning of period	245,685	—

CASH AND CASH EQUIVALENTS — end of period	$368,394	$245,685

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$141,685	$—

Debt settled for capital stock	$—	$50,000

Net assets acquired	$—	$4,616,339

See notes to consolidated financial statements.

SINOFRESH HEALTHCARE, INC.
Notes to Consolidated Financial Statements
For the year ended December 31, 2003 and for the period October 15, 2002 (date of inception) through December 31, 2002

NOTE 1: Nature of Business and Summary of Significant Accounting Policies

     ORGANIZATION: The Company’s predecessor, SinoFresh HealthCare, Inc. (SinoFresh — Delaware) was incorporated in the state of Delaware on October 15, 2002. In November 2002 SinoFresh — Delaware entered into an asset purchase agreement (the “Asset Purchase Agreement”) whereby it received certain assets and liabilities of SinoFresh Laboratories, Inc. effective at the close of business on November 15, 2002 in exchange for 808,170 shares of its Series A preferred stock (see notes 2 and 8).

     On September 8, 2003, (the Merger Date) SinoFresh — Delaware; SinoFresh Acquisition Corp. (Acquisition), SinoFresh Corp., formerly known as e-Book Network, Inc., a Florida corporation, and the sole director and majority shareholder of SinoFresh Corp. entered into a Merger Agreement. In addition, SinoFresh Corp. changed its name to SinoFresh HealthCare, Inc. (SinoFresh – Florida or SinoFresh or Company) and amended its Articles of Incorporation authorizing the issuance of up to 700,000,000 shares of no par value capital stock, consisting of 500,000,000 shares of common stock and 200,000,000 shares of preferred stock. The amended Articles also designated 858,170 shares of the preferred stock as Series A preferred stock with each share convertible into one common share and possessing one vote. In addition, 1,500,000 shares of the preferred stock were designated as Series B preferred stock with each share convertible into two shares of common stock and possessing two votes. Another 1,250,000 shares of preferred stock was designated as Series C preferred stock with each share convertible into two shares of common stock and possessing two votes.

     Under the Merger Agreement, SinoFresh Corp. acquired all of the outstanding capital stock of SinoFresh — Delaware consisting of 21,536,980 shares of common stock, 1,716,399 shares of Series A preferred stock; 6,000,000 shares of Series B preferred stock and 4,874,843 shares of Series C preferred stock in exchange for 10,768,490 shares of SinoFresh Corp. common stock, 858,170 shares of SinoFresh Corp. Series A preferred stock; 1,500,000 shares of SinoFresh Corp. Series B preferred stock and 1,218,711 shares of SinoFresh Corp. Series C preferred stock. In connection with the Merger Agreement, the sole director and majority shareholder of SinoFresh Corp. agreed to tender 19,616,667 shares in SinoFresh Corp. back to SinoFresh Corp. for cancellation. In addition, SinoFresh — Delaware was to exchange options to purchase 3,000,000 common shares, warrants to purchase 900,000 common shares for $1.00 per share, warrants to purchase 1,350,000 common shares for $5.00 per share and warrants to purchase 100,000 common shares for $7.00 per share for SinoFresh Corp. options to purchase 1,500,000 common shares, warrants to purchase 450,000 common shares for $1.00 per share, warrants to purchase 1,350,000 common shares for $5.00 per share and warrants to purchase 100,000 common shares for $7.00 per share.

     Prior to the issuance of the options for 3,000,000 common shares, the Company amended the grant list. The number of options granted under the amended grant before the merger was 2,199,250, which amounted to 1,099,625 post merger. In addition, the number of warrants exchanged at $5.00 per share was ultimately 1,383,970.

     Subsequent to the merger, Acquisition, which changed its name to SinoFresh Corporation, remains the operating subsidiary of the Company. The shareholders of SinoFresh — Delaware obtained approximately 81% of the common stock and additional voting control by virtue of the voting rights of the preferred stock, providing a total voting interest of 91%. Since the shareholders of SinoFresh — Delaware also obtained management control, the merger transaction was treated as a recapitalization of the Company, with SinoFresh — Delaware as the acquirer for financial accounting purposes. Accordingly the shareholders of SinoFresh Corp. were deemed to be issued approximately 2,483,000 common shares.

     The financial information presented herein for the period prior to the Merger Date is that of SinoFresh – Delaware, and as such, the date of inception presented is that of SinoFresh – Delaware.

     The amended Articles of Incorporation stipulate that the Company will register approximately 3,122,000 shares of common stock with the Securities and Exchange Commission (SEC). Series A and Series C preferred shareholders will have the right to register 70% of their common shares obtained upon conversion. Also holders of Series B preferred stock and holders of common stock have registration rights for a nominal percentage of their holdings. The Company may defer these registration rights if it is determined that such registration is not in the best interests of the Company at the time, which the Company has elected to do.

     All share and per share data in the accompanying consolidated financial statements have been retroactively changed to reflect this transaction.

     NATURE OF BUSINESS: The Company is engaged in the research, development, and marketing of proprietary products for the prevention and treatment of sinusitis and related disorders. SinoFresh™ Nasal and Sinus Care and SinoFresh™ Oral and Throat Care are products which were being distributed by the Company in a limited geographical area in Florida until May 2003 at which time the Company entered into a master broker agreement with a national company to obtain national distribution of its nasal products through various national drugstores and grocery store chains. As of December 31, 2003 the Company has distribution agreements, which enable it to place its product in 17,000 retail locations across the country.

     The Company’s business is subject to various risks and uncertainties and the Company’s ability to continue as a going concern is dependant on its ability to market and distribute its products and utilize the technology underlying its patents. While the Company has a working capital deficit at December 31, 2003 of approximately $597,000, incurred a net loss of approximately $3,769,000 and has consumed approximately $2,708,000 of cash in operations for the year then ended, management believes that these risks are mitigated by the growth in revenues, recent capital funding and possible future capital funding and/or borrowings. The rate of the Company’s future growth and success will be dependant on its ability to generate the necessary resources through product sales and/or through borrowings or equity sales. The accompanying statements do not include any adjustments that might be necessary if the Company is unable to generate these revenues and implement its business plan.

     ACCOUNTING ESTIMATES: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company’s significant estimates and assumptions primarily arise from risks and uncertainties associated with potential future product returns, the uncollectibility of accounts and other receivables, inventory obsolescence, valuation of acquired assets for purposes of allocating the purchase price, including patents and goodwill, subsequent recoverability analysis, and estimated accruals relating to legal contingencies.

     CONCENTRATION OF RISK: Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company’s investment policy is to invest in low risk, highly liquid investments. At December 31, 2003, seventy six percent (76%) of net accounts receivable were due from four customers. Additionally, approximately fifty three percent (53%) of the Company’s revenues during 2003 were derived from two customers.

     In addition, the Company’s business is dependent on its ability to utilize the underlying patents and a third party manufacturer provides all of the Company’s manufacturing capacity.

     CASH AND CASH EQUIVALENTS: The Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents.

     FAIR VALUE OF FINANCIAL INSTRUMENTS: All financial instruments are carried at amounts that approximate fair value.

     ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS: Accounts receivable result from the sale of the Company’s products at sales prices, net of estimated sales returns and other allowances. The Company estimates an allowance for doubtful accounts based on a specific identification basis and additional allowances based on historical collections experience.

     INVENTORIES: Inventories are valued at the lower of cost (determined on a first-in, first-out basis) or market and are evaluated for product obsolescence on a periodic basis (see note 3).

     PROPERTY AND EQUIPMENT: Property and equipment are stated at cost. Equipment is depreciated using the straight-line method over five to seven years (see note 5).

     PATENTS: Patents are stated at cost and are amortized over thirteen years (the approximate life of the patents on the date of purchase) using the straight-line method.

     GOODWILL: The Company’s goodwill was established as a result of the asset acquisition (see note 2). Goodwill is carried at lower of cost or market and is subject to annual impairment evaluation, or interim impairment evaluation if an interim triggering event occurs which indicates that the carrying amount of goodwill may not be recoverable.

     LONG-LIVED ASSETS: The Company reviews long-lived assets, including intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets is measured by comparison of its carrying amount to the undiscounted cash flows that the asset or asset group is expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the property, if any, exceeds its fair market value. The Company completed its transitional impairment test of existing goodwill and patents as of December 31, 2003. This test was preformed by an independent valuation specialist and involved the use of estimates related to the fair value of the patents as well as the business in which the goodwill had been allocated. There were no impairment losses as a result of this test.

     REVENUE RECOGNITION: In general, revenue from sales is recognized at the time products are shipped less estimated sales returns, certain vendor cooperative promotional costs and other allowances.

     Occasionally, new customers require the Company to initially ship product on a consignment basis. Those verbal arrangements generally expire in one year or less depending on the product sell through attained by the new customers. Consignment sales are not recognized until the customer sells the product.

     RESEARCH AND DEVELOPMENT COSTS: SinoFresh’s policy is to expense all research and development expenses as incurred. Research and development expenses during the year ended December 31, 2003 and from October 15, 2002 (date of inception) to December 31, 2002 totaled approximately $185,000 and $39,000, respectively. Substantial research and development costs are anticipated for the development of line extensions to the SinoFresh™ Nasal & Sinus Care product, including potential unrelated new products in the health care industry, in general, and in the respiratory and infectious disease category, in particular. New product development will be supported by clinical studies to ensure the safety and efficaciousness of the Company’s products, as well as for line extension derivatives of current and future products. Additionally, extensive clinical and developmental testing is anticipated in connection with the Company’s development of new over-the-counter (OTC) and ethical drug products related to the treatment of chronic sinusitis and other indications in the ear, nose and throat field. In addition, the Company performs extensive research and development aimed at increasing the number of on-label claims it may include on its OTC product and further documenting the efficacy of these products.

     SALES INCENTIVES AND CONSIDERATION PAID TO RETAILERS: The Company accounts for certain promotional costs such as sales incentives, promotional funds, cooperative advertising and consumer coupon redemptions as a reduction of net sales. For the year ended December 31, 2003, the Company had recorded approximately $350,000 as a reduction of revenue related to these costs.

     SHIPPING AND HANDLING COSTS: Shipping and handling costs are classified as a cost of sales and those billed to customers are recorded as revenue on the consolidated statements of operations.

     STOCK-BASED COMPENSATION: The Company accounts for employee stock-based compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees,” and complies with the disclosure provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123). Under APB

No. 25, compensation cost is determined based on the difference, if any, on the measurement date, which is generally the grant date, between the fair value of the Company’ stock and the amount an employee must pay to acquire the stock (see note 8).

     The fair value of each stock option or warrant grant issued to non-employees is estimated on the measurement date using the fair value method of SFAS 123. Expenses recognized for such issuances were approximately $706,000 for the year ending December 31, 2003.

     The following table reflects proforma supplemental financial information related to stock-based employee compensation, as required by SFAS No. 123 and SFAS 148.

	2003	2002
Net loss, as reported	$(3,769,315)	$(511,862)
Additional stock-based employee compensation costs that would have been included in the determination of net loss if the fair value method (SFAS No. 123) had been applied to all awards	(415,500)	—

Unaudited pro forma net loss, as if the fair value method had been applied to all awards	$(4,184,815)	$(511,862)

Net loss per common share, as reported	$(0.33)	$(0.10)

Unaudited pro forma net loss per common share, as if the fair value method had been applied to all awards	$(0.36)	$(0.10)

     INCOME TAXES: Deferred tax assets and liabilities and the resultant provision for income taxes are determined based on the difference between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are recognized when management determines that it is more likely than not that the asset will be realized (see note 11).

     NET INCOME (LOSS) PER SHARE: Basic net income (loss) per share and diluted net income (loss) per share have been computed based upon the weighted average number of common shares outstanding during the year. Assumed common stock equivalents were excluded from the net loss per share computations, as their effect is anti-dilutive. Common stock equivalents could potentially dilute basic earnings per share in future periods if the Company generates net income. At December 31, 2003 and 2002, there were 2,071,470 and 50,000 warrants issued, respectively to purchase common stock. At December 31 2003 there were 1,099,625 options issued to purchase common stock. At December 31, 2003 and 2002 there were 3,576,881 and 2,645,670 preferred shares, respectively convertible to 6,295,592 and 4,483,170 common shares which may dilute future EPS.

     PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of the Company and its wholly owned operating subsidiary, SinoFresh Corporation. All inter-company balances and transactions have been eliminated in consolidation.

     RECLASSIFICATIONS: Certain amounts in the 2002 financial statements have been reclassified to conform to the 2003 presentation.

Recent Accounting Pronouncements

     In April 2003, the Financial Accounting Standards Board (FASB) issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. The statement amends and clarifies accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. This statement is designed to improve financial reporting such that contracts with comparable characteristics are accounted for similarly. The statement, which is generally effective for contracts entered into or modified after June 30, 2003, is not anticipated to have a significant effect on SinoFresh’s financial position or results of operations.

     In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The statement is not anticipated to have a significant effect on SinoFresh’s financial position or results of operations.

     In December 2003, the FASB issued FASB Interpretation No. 46 (Revised), “Consolidation of Variable Interest Entities.” This interpretation clarifies rules relating to consolidation where entities are controlled by means other than a majority voting interest and instances in which equity investors do not bear the residual economic risks. SinoFresh currently has no ownership in variable interest entities and therefore adoption of this standard currently has no financial reporting implications.

NOTE 2: Asset and Business Acquisition

     On November 16, 2002 (Acquisition Date) SinoFresh — Delaware acquired the business and substantially all of the assets of SinoFresh Laboratories, Inc. (the Seller) and assumed certain liabilities in exchange for 808,170 shares of Series A preferred stock valued at $2.00 per share based on SinoFresh — Delaware’s most recent private placements of preferred stock. During the year ended December 31, 2003, additional acquisition costs related to legal expenses of approximately $73,000 were capitalized to goodwill. At the Acquisition Date, SinoFresh Laboratories, Inc. was a research and development company engaged in the development of sinus related products for the health and beauty aid market. Over the prior two years, SinoFresh Laboratories, Inc. had developed a test market for its two main products, SinoFresh™ Nasal & Sinus Care and SinoFresh Oral and Throat Care. At the time of the acquisition, SinoFresh Laboratories, Inc. operated a single 10,000 square foot facility in Venice, Florida and was controlled by its lender under a note agreement.

     As of the Acquisition Date, the Seller was in default of certain notes and, as a result, the note holder was in control of the Seller. In order to induce the note holder to approve the acquisition of the Seller’s net assets, the Company issued 768,490 shares of its common stock to the note holder under a Stock Purchase Agreement. Under a Registration Rights Agreement, the Company offered the note holder the right to piggyback registration of those shares on any registration of shares with the SEC initiated by the Company. In addition, the note holder has the right to demand, six months after an initial public offering of the Company’s shares, the registration of some or all of the note holder’s common shares with the SEC.

     In connection with the acquisition in November 2002, the Company entered into an agreement with the founder of SinoFresh Laboratories, Inc., whereby, the Company was assigned the three U.S. patents covering the formulations for solutions related to freshening the nose and throat with an antiseptic spray in exchange for 1,500,000 shares of Series B preferred stock valued at $2.00 per share. The aggregate $3,000,000 fair value of the intangible assets acquired was based on the contemporaneous cash sales price of Series C preferred stock.

     The Company accounted for these acquisitions using the purchase method of accounting in accordance with SFAS No. 141 “Business Combinations.” The combined purchase price of $4,616,339 and acquisition costs of $107,777 exceeded the fair value of net assets acquired by $2,336,796. The excess has been allocated to goodwill. The results of operations of the acquired business are included in the results of operations of the Company from the Acquisition Date.

     The fair market value of the assets acquired and liabilities assumed were as follows:

Cash	$52,537
Other current assets	62,180
Patents	3,000,000
Goodwill	2,336,796
Other non-current assets	37,674

Total assets	$5,489,187
Accounts payable and accrued expenses	$167,334
Other current liabilities	17,678
Capital lease obligation	14,686
Notes payable	565,373

Total liabilities	$765,071

Purchase price and acquisition costs of assets, patents and liabilities	$4,724,116

     The following unaudited pro forma results of operations have been prepared as if these acquisitions had occurred as of the inception date of SinoFresh HealthCare, Inc., which was October 15, 2002:

     From October 15, 2002 (date of inception) to December 31, 2002

Revenues	$50,534
Net loss	(573,913)
Net loss per share from continuing operations	($0.10)

     Pro forma data does not purport to be indicative of the results that would have been obtained had these events actually occurred at the beginning of the periods presented and is not intended to be a projection of future results.

NOTE 3: Inventories

     Inventories at December 31, 2003 and 2002 consisted of the following:

	2003	2002
Raw Materials	—	$77,057
Finished Product	$172,007	16,588

Total	$172,007	$93,645

     As of December 31, 2003, approximately $116,000 of finished products was held on consignment by customers of the Company.

     On February 4, 2003 the Company entered into an agreement to have a third party, who is a registered Federal Drug Administration and a cGMP (current Good Manufacturing Practices) qualified manufacturer, to manufacture its products. This agreement, which expires in December 2004, provides for minimum annual purchases by the Company of approximately $73,500 and provides the manufacturer with a security interest in all products and proceeds thereof for which the manufacturer has not been paid.

NOTE 4: Advertising and Public Relations

     The Company entered into an agreement, effective February 1, 2003, with a company to provide certain telephone sales and marketing services to periodontists and dentists on a national basis. The agreement called for a per-call charge and a percentage of gross sales to the targeted customers during the contract. The Company incurred approximately $103,000 in costs during the year ended December 31, 2003, which were the total costs incurred prior to the contract having been mutually terminated in September 2003. The Company also entered into a six-month agreement with an unrelated public relations firm, effective February 19, 2003. Under this agreement, which automatically renews on a monthly basis, the public relations firm agreed to publicize the Company and its activities and provide public relations advice and guidance. The Company incurred fees of approximately $127,000 for the year ended December 31, 2003 in connection with those services. This contract was terminated in 2003.

     Effective March 1, 2003, the Company has entered into a three year master broker agreement with a national company. Under this contract the master broker became the Company’s exclusive broker, with minor exception, to all retail accounts in the United States. The master broker is entitled to a percentage of net revenues generated under this agreement. In addition, the master broker agreed to develop a marketing plan and provide certain other services. The Company incurred approximately $258,000 and $100,000 of fees for those services for the year ended December 31, 2003 and during the period October 15 to December 31, 2002, respectively and are included in marketing expenses in the accompanying consolidated statements of operations.

     Advertising and public relations expense was approximately $641,000 and $19,000 for the year ended December 31, 2003 and for the period October 15 (date of inception) to December 31, 2002, respectively and are included in marketing expenses in the accompanying consolidated statements of operations.

NOTE 5: Furniture and Equipment

     Furniture and equipment at December 31, 2003 and 2002 are summarized by major classification as follows:

	2003	2002
Furniture and Fixtures	$75,485	$27,000
Computer Equipment	70,108	—
Warehouse Equipment	9,267	—
Less: Accumulated Depreciation	(16,669)	(1,125)

	$138,191	$25,875

     Furniture and equipment included computer and warehouse equipment of approximately $119,000 acquired under capital lease arrangements at December 31, 2003. Depreciation expense for capitalized furniture and equipment was approximately $16,000 and $1,000 for the year ended December 31, 2003 and for the period October 15 (date of inception) through December 31, 2002, respectively.

NOTE 6: Patents

     Patents as of December 31, 2003 and 2002 consist of the following:

	2003	2002
Patents	$3,000,000	$3,000,000
Less: Accumulated Amortization	(249,990)	(14,700)

	$2,750,010	$2,985,300

     Patents are being amortized over 13 years based on the estimated remaining legal life as of the date of the acquisition of such patents. Amortization expense was approximately $235,000 and $15,000 for the years ended December 31, 2003 and 2002, respectively.

     The estimated aggregate amortization expense for patents for each of the succeeding five calendar years is approximately as follows:

2004	$231,000
2005	$231,000
2006	$231,000
2007	$231,000
2008	$231,000

     The Company completed its transitional impairment test of existing patents as of December 31, 2003. This test was preformed by an independent valuation specialist and involved the use of estimates related to the fair value of the patents. There were no impairment losses as a result of this test.

NOTE 7: Notes Payable and Capital Leases

     On June 13, 2003, the Company obtained a $300,000 inventory-financing loan. The loan bears interest at 10%. Originally, the Company was required repay the principal and accrued interest with 30% of the revenues received from the sale of inventory and all unpaid principal and accrued interest within 120 days from the advancement date of June 30, 2003. During 2003, the maturity date was extended to January 16, 2004. The loan is collateralized by accounts receivable, inventory and future proceeds from the sale of inventory subordinated to the first lien on such assets held by the creditor of the $360,000 and $140,000 notes discussed below. This note was paid in 2004.

     In connection with the asset purchase from SinoFresh Laboratories, Inc., in 2002 the Company entered into an agreement to assume responsibility for a $360,000 secured convertible note and a $140,000 secured convertible note. The two notes are collateralized by substantially all assets of the Company, including its U.S. patents, were due February 2, 2002 and had an interest rate of 10%. As of December 31, 2003, $189,225 and $73,082 was outstanding on each of these convertible notes, respectively. The note holder is also a shareholder of the Company.

     As of the Acquisition Date, the Company executed two amendments (Allonges) modifying certain terms and conditions of the $360,000 and $140,000 convertible notes. As a result, the maturity of the notes was extended and the repayment schedules were modified. The Allonges provide for additional principal reductions to the extent that twenty percent (20%) of any cash raised in equity offerings subsequent to the assumption exceeds the then outstanding principal balances. The Company has not complied with these principal reduction requirements and, as a result, is technically in default. The Company is currently negotiating the final payoff of these loans with the lender. Under the modified terms, the notes are convertible into Series C preferred stock at the lowest cash price paid by other Series C preferred shareholders, as adjusted for a recapitalization, which was $2.00 as of December 31, 2003.

     The covenants, as modified, provide that, among other things, (1) the Company may not dilute the note holder’s equity position until the notes’ principal and interest are paid off and (2) that the Company not incur any other indebtedness in excess of $1,000,000.

     The Company also assumed notes payable of $10,500 to an employee of the Company. The $10,500 note was paid in May 2003. At December 31, 2003 and 2002 long-term debt consists of the following:

	2003	2002
10% convertible note, principal and interest payable, $72,000 on execution of Allonge, $72,000 on February 15, 2003 and $54,000 quarterly thereafter, with final maturity on June 30, 2004	$189,225	$360,000
10% convertible note, principal and interest payable, $28,000 on execution of Allonge, $28,000 on February 15, 2003 and $21,000 quarterly thereafter, with final maturity on June 30, 2004	73,082	140,000
7% note, principal and interest due on May 23, 2003	—	10,500
10% amended inventory financing loan due January 16, 2004	300,000	—
Capital lease obligations	106,370	11,844

	$668,677	$522,344
Less current portion	(584,826)	(443,367)

	$83,851	$78,977

     Future minimum maturities of notes payable are as follows:

Year Ended
2004	$584,826
2005	$22,074
2006	$23,744
2007	$23,397
2008	$14,636

NOTE 8: Stockholders’ Equity

Common Stock

     At inception, the Company issued 4,000,000 common shares to the founding group of shareholders for $800. In connection with an acquisition, the Company also issued 768,490 shares of common stock to induce its senior lenders to allow it to assume certain obligations of the predecessor company. A settlement expense of $154 was recognized based on the recent nominal value assigned to the common stock.

     In addition, in connection with the employment arrangements offered to the Chief Executive Officer in December 2002, the Company issued 6,000,000 shares of common stock. The stock was valued at par value at the issuance date.

     In connection with the merger, the shareholders of SinoFresh — Delaware obtained approximately 81% of the common stock and additional voting control by virtue of the voting rights of the preferred stock, providing a total voting interest of 91%. The merger transaction was treated as a recapitalization of the Company, with SinoFresh — Delaware as the acquirer for financial accounting purposes. Accordingly the shareholder’s of SinoFresh were deemed to be issued 2,483,333 common shares. The net tangible liabilities acquired were $3,238.

     In November 2003, the Company settled in arbitration an action brought against the Company by a former employee of the Company related to his employment for $30,000 in cash and 50,000 shares of common stock. The Company recorded an expense of $153,000 in the accompanying consolidated financial statements related to this settlement agreement (see note 10).

Convertible Preferred Stock

     The Company has authorized 858,170 Series A preferred stock, 1,500,000 Series B preferred stock, and 1,250,000 Series C preferred stock. All preferred stock ranked senior to common stock as to payment of dividends and distribution of assets and is automatically convertible upon registration of any class of equity securities with the SEC or a vote of 66.67% of the holders of such Series. The Series A and B ranked junior to Series C and Series A ranks junior to Series B as to payment of dividends and distribution of assets. All three Series of preferred stock have a liquidation value of $2.00 per share. Series A shares, as amended, are convertible to common stock at a one-for-one basis, while Series B and C are convertible on a two-for-one basis and all have voting rights equivalent to the common stock into which they are convertible.

     On November 15, 2002 the Company issued 808,170 shares of Series A preferred stock to affect an asset purchase.

     In December 2002, the Company issued 1,500,000 shares of Series B preferred stock to the predecessor’s founder in exchange for certain patent assignments.

     During the period October 15, 2002 (date of inception) to December 31, 2002, the Company issued 337,500 shares of Series C preferred stock for $2.00 per share or $558,712 cash and settlement of a $50,000 promissory note payable, net of offering costs of $66,288. During the year ended December 31, 2003, the Company sold 881,211 shares of Series C preferred stock for $1,580,549, net of offering costs of $181,873.

     On July 31, 2003, the Company entered into a settlement agreement with a former employee and shareholder in a predecessor company to resolve certain alleged claims. Under the agreement, the Company agreed to pay $84,000 in cash, $16,000 upon execution and $2,000 per month for thirty four months thereafter and to issue 50,000 shares of Series A preferred stock to the former employee/shareholder. In exchange, the former employee/shareholder agreed to drop all claims against the Company and return all shares previously issued in the Company, its predecessor and affiliated companies. At December 31, 2003 the remaining balance was $60,000 and is included in accrued expenses. The Company recognized a settlement expense of $100,000 based on the estimated $2.00 per share value of the Series A preferred stock issued.

Stock Options and Warrants

     The fair value for options and warrants issued prior to the Merger Agreement was estimated based on private financings that the Company entered into during the same time period that the options and warrants were issued. Subsequent to the Merger Agreement, SinoFresh estimates the fair market value for options and warrants using the Black-Scholes option pricing model.

Warrants

     Under a consulting agreement during 2002, the Company secured certain consulting services in exchange for issuing the note holder a warrant to purchase 50,000 common shares at $1.00 per share. The warrant expires on February 1, 2005.

     During 2003, the Company issued warrants to purchase 350,000 common shares at an exercise price $1.00. These warrants were issued in connection with capital raises. Accordingly, no expense was recorded.

     Effective September 1, 2003, the Company sold 5-year callable warrants to purchase 1,333,970 shares of the Company’s common stock at $5.00 per share. The investors paid $1.20 for each warrant for a total of $1,423,950, net of offering costs of $176,050. As of December 31, 2003, there was $252,000 of subscriptions receivable related to these sales and are represented by 60-day, 4% promissory notes. The Company may call, based upon a stipulated schedule, up to 25% of the warrants at one time and require the holders to exercise 25% of their warrants, if the trading price of the Company’s stock is maintained at or above a level of $7.50 for 20 consecutive days. Upon expiration of 90 days after such call, the Company may again call and require exercise of another 25% based upon the same criteria. This continues until all warrants have been called. The holder has 30 days to exercise upon which if not exercised, a designee or principal stockholder may purchase such warrants from the holder for

$0.10 per warrant. However, such calls are not permitted unless the underlying common stock has been registered under the Securities Act of 1933. For one investor who purchased 667,000 warrants for cash of $400,000 and a 60-day, 4%, $400,000 promissory note, the warrant life is one year. If no warrants are exercised prior to August 31, 2004 the Company will cancel such warrants and issue to the investor new warrants exercisable at $0.001 per share or an aggregate of $667 for 667,000 shares.

     During 2003, the Company issued warrants to purchase 137,500 shares of common stock to its Medical Advisory Board and other outside independent consultants at $1.00 per share. An expense of $137,500 was recognized in connection with the issuance of these warrants.

     During 2003, the Company issued warrants to purchase 50,000 common shares at an exercise price of $5.00 to a financing organization for consulting and placement costs. An expense of $50,000 was recognized in connection with the issuance of these warrants.

     During 2003, the Company issued warrants to purchase 100,000 shares of common stock to an outside consultant at $7.00 per share. An expense of $50,000 was recognized in connection with the issuance of these warrants.

     During 2003, the Company issued warrants to purchase 50,000 common shares at an exercise price of $4.00 to an independent consultant. An expense of $200,000 was recognized in connection with the issuance of these warrants.

Stock Options

     The Company issued, effective in 2003, options to purchase 268,625 shares of common stock to outside independent consultants at $1.00 per share pursuant to commitments previously made by the Company’s predecessors. An expense of $268,625 was recognized in connection with the issuance of these warrants.

Employee Stock Options

     In December 2002, the Company adopted a stock option plan, which authorized granting of options for the issuance of 3,000,000 shares of common stock. The plan provides the issuance of incentive stock options and nonqualified stock options.

     Employee stock option activity was as follows during the year ended December 31, 2003. The Company did not issue any options to employees through December 31, 2002.

	2003
		Weighted Average
	Options	Exercise Price
Outstanding—
Beginning of year	—	—
Granted at market price	831,000	$1.00
Exercised	—	—
Expired or cancelled	—	—
Outstanding — end of year	831,000	$1.00
	126,000	$1.00

     The exercise price of all outstanding options at December 31, 2003 is $1.00. The weighted average remaining contractual life of the options as of December 31, 2003 is 9.67 years.

     Options for 1,500,000 shares were approved by the board of directors in November 2003. However, it was subsequently discovered that two of the board members were parties in interest to one of the option grants for 890,000 shares which had not been disclosed to all board members at the time the board action was taken. Also, the Company’s predecessor, SinoFresh – Delaware, had committed to certain employees and independent contractors options or shares in the predecessor for a total of approximately 500,000 shares. These individuals were not included in the option list approved by the board of directors in November 2003. In April 2004, the compensation committee corrected the list of grants by adding the individuals to whom the predecessor had made commitments and who were errantly not included on the list, and also declared null and void the option for 890,000 shares. These actions are being contested by the two non-employee directors. The accompanying option schedule reflects the revised option issuance approved by the compensation committee in April 2004.

NOTE 9: Related Party Information

     One of the Company’s attorneys served as Secretary until April 2003. The Company had incurred legal fees with this law firm of approximately $37,000 and $102,000 for the year ended December 31, 2003 and during the period from October 15 (date of inception) through December 31, 2002, respectively. As of December 31, 2003, the Company had $46,467 recorded in accounts payable due to this firm.

     A director of the Company is the principal owner of a law firm that provided services to the Company. The expenses incurred to that law firm were $277,000 and $22,000 for the year ended December 31, 2003 and during the period from October 15 (date of inception) through December 31, 2002, respectively. As of December 31, 2003, the Company had $126,448 recorded in accounts payable and accrued liabilities due to this firm.

     A former director of the Company provided consulting services to the Company directly and through his affiliate. Consulting expenses for this consultant were $89,000 and $9,000 for the year ended December 31, 2003 and during the period from October 15 (date of inception) through December 31, 2002, respectively.

     The Company incurred consulting fees to an entity affiliated with a former director/principal stockholder. Expenses incurred totaled $227,000 and $76,000 for the year ended December 31, 2003 and during the period from October 15 (date of inception) through December 31, 2002, respectively. As of December 31, 2003, the Company had $175,840 recorded in accounts payable and accrued liabilities due to this firm.

     The Company leases its current facility from an entity controlled by two of the Company’s officers and has contractual arrangements with other related parties (see note 10).

     The Company rents on a month to month basis from an officer and director at the sum of $1,250 per month a condominium apartment owned by the officer and director and which is used as corporate housing by the Company. Total rent expensed in 2003 was $7,500. During 2003, consulting fees paid to this individual prior to her becoming an officer and a director approximated $10,000.

     During the year ended December 31, 2003, the Company expensed approximately $131,000 in legal fees incurred by related third parties and the Company’s chairman and CEO in connection with foreign patents. These related companies had no assets to protect and maintain the foreign patents. As a result of recoverability concerns, the Company expensed these costs in 2003. The Company is in the process of having the foreign patents assigned to it. (See Note 10.)

NOTE 10: Commitments and Contingencies

     The Company leased its main facility for $4,815 per month on a month-to-month basis until August 2003. The Company entered into a five-year agreement to lease a new headquarters facility for $6,418 per month, effective April 2003, but did not move in or incur expenses until August 2003. The property is leased from a company owned by two officers/shareholders of the Company. The lease provides for two additional five-year terms with the Company. The Company paid approximately $32,000 during the year ended December 31, 2003 related to this lease.

     In 2003, the Company paid approximately $30,000 in lease payments for vacated office space that had been leased by an officer and director for a predecessor company.

     Rental expense under operating leases amounted to approximately $97,000 and $11,000 for the year ended December 31, 2003 and for the period October 15, 2002 (date of inception) to December 31, 2002, respectively.

Future noncancellable lease payments under operating leases for each year ended December 31 are as follows: 2004—$88,000; 2005—$88,000; 2006—$84,000; and 2007—$45,000.

     The Company has an employment agreement with its Chief Executive Officer (CEO), which provides, among other things, that if the Company issues additional shares, the CEO shall receive options for the purchase of shares of the Company such that the CEO shall maintain no less than 15% ownership of the Company.

     The Company has entered into a consulting agreement beginning in November 2002 with an entity affiliated with a former board member and shareholder for a term of three years. Monthly payments under this agreement approximate $8,000 with $96,000 due for years 2003 and 2004, and $80,000 due for 2005. The consulting agreement was revised September 8, 2003 extending the term to September 2006 and increasing compensation to include 0.5% of gross revenue and 0.67% of net income before taxes, interest and amortization. The board of directors declared this contact and an investment banking contract with the same party null and void in March 2004. Whether or not the contracts are subject to termination will likely be the subject of a lawsuit.

     The Company has also made certain warrantees to a customer who requested such warranty of merchantability and proprietary ownership. Neither the Company nor its counsel believes that the Company will incur any claims under this warranty.

     On February 20, 2004, a lawsuit was filed in the U.S. District Court, Middle District of Florida, Ft. Myers Division and an amended complaint was filed on March 3, 2004, which merely changed allegations directed toward the location where the action may be heard and noted that the Company is a Florida corporation. The plaintiffs include directors of the Company, as well as other purported shareholders of the Company. The defendants are the Company and several officers and directors of the Company. The Complaint alleges that it is a class action suit for securities violations and other matters being brought by the lead plaintiffs on behalf of themselves and all persons in a class (other than the defendants) who purchased the Company’s publicly traded shares between January 1, 2003 and February 19, 2004; however, the lawsuit has not been certified as a class action suit. The complaint alleges, among other things, that the CEO of SinoFresh used corporate funds for his personal benefit, that he did not transfer patents to the Company and two entities related through common shareholders. Management has investigated the complaint and believes the allegations in the federal Complaint to be blatantly incendiary, false and misleading. The Company, on behalf of itself and its officers and directors, intends to vigorously defend the suit. On March 4, 2004, the Company filed a Motion to Dismiss the Complaint citing numerous legal deficiencies in the Amended Complaint and the failure to meet statutory procedure requirements.

     Management of the Company believes that the lawsuit is a backlash by Sargon Capital, Inc. and one of its principals against the Company in connection with the attempted removal of two board members and as officers of the Company. Sargon Capital, Inc. had been retained by the Company’s predecessor for investment banking and consulting services. Over the course of Sargon Capital, Inc.’s association with the Company, current management came to believe that it was in the best interests of the Company and its shareholders to sever ties with Sargon Capital, Inc. and one of its principals. Since two of the board members were designees of Sargon Capital, Inc., the Company deemed it in its best interests to attempt to remove them as directors and to seek substitute directors who were independent from Sargon Capital, Inc.

     In addition, two non-employee directors have raised other issues concerning potential legal exposure to the Company as follows: (1) the Company’s decision to incur costs to maintain and/or transfer certain foreign patents to the Company instead of to two foreign entities (since the two foreign entities had no funding to adequately protect the Company’s interests in these patents); and (2) the Company’s decision to technically modify its original operating focus.

     The consolidated financial statements include no adjustment or provision related to the foregoing matters, the ultimate outcome of which cannot presently be determined.

     A shareholder of the Company’s predecessor commenced two actions against the Company. The first action is an arbitration seeking recovery of his investment of $150,000. The second lawsuit against the Company, its officers and directors seeks unspecified damages due to non-performance by the Company of a consulting agreement entered into January 2000 with the predecessor. The agreement was for five periods at $24,000 annually, of which $23,000 was paid. The Company is in the process of vigorously defending these actions, but no outcome or resolution of the arbitration or lawsuit is definitive or ascertainable at this time. The Company has incurred approximately $76,000 in legal costs related to this lawsuit to date which is in excess of the $50,000 originally agreed to be funded by the Company under the Asset Purchase Agreement.

     The Company has been unable to obtain from either former counsel to the Company or former counsel to SinoFresh — Delaware, who were counsel of the Company and SinoFresh — Delaware at the time of the merger, information the Company believes is sufficient to indisputably support one or more exemptions from registration that were relied upon in connection with the issuance of the merger shares. If such information is not available, the issuance of the shares of the Company in respect of the merger may not have been in compliance with the registration provisions of the federal and state securities laws. There may have been a violation of Section 5 of the Securities Act of 1933, as amended due to the unavailability of an exemption from registration. As a result, the Company may be exposed to claims for rescission by shareholders who received shares in the merger. Although the Company would vigorously defend against any such actions, litigation may be costly and there is no assurance of the outcome.

     In November 2003, the Company settled in arbitration an action brought against the Company by a former employee of the Company related to his employment for $30,000 in cash and 50,000 shares of common stock. The Company recorded an expense of $153,000 in the accompanying consolidated financial statements related to this settlement agreement.

     From time to time, the Company is subjected to other litigation or proceedings in connection with its business, as either a plaintiff or defendant. There are no such pending legal proceedings to which the Company is a party that, in the opinion of management, is likely to have a material adverse effect on the Company’s business, financial condition or results of operations.

NOTE 11: Income Taxes

     At December 31, 2003, net operating losses available to be carried forward for federal income tax purposes are approximately $4,300,000 expiring in various amounts through 2023. Utilization of SinoFresh’s net operating losses may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such annual limitation could result in the expiration of the net operating loss before utilization.

     A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company has established a valuation allowance for the entire deferred tax asset due to recurring losses since the Company’s inception.

     The Company’s tax expense (benefit) differs from the “expected” tax expense (benefit) as follows:

	2003	2002
Computed “expected” tax expense (benefit)	$(1,281,567)	$(174,033)
Change in valuation allowance	1,278,206	173,599
Non-deductible	3,361	434

	$—	$—

     The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities are as follows:

	2003	2002
Deferred tax assets:
Net operating loss carry forwards	$1,513,039	$180,220
Less: valuation allowance	(1,451,805)	(173,599)

Net deferred tax asset	$61,234	$6,621
Deferred tax liabilities:
Goodwill	(61,234)	(6,621)
Deferred taxes, net	$—	$—

ITEM 8. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Effective March 4, 2004, SinoFresh dismissed Salberg & Company, P.A. (Salberg) as the independent auditors of the Company’s consolidated financial statements. The Company appointed Moore Stephens and Lovelace, P.A., effective March 4, 2004, as its independent auditors. The decision to change auditors was approved by the Company’s Board of Directors on March 4, 2004 at which time the Company believed that two of the formerly five board members had been previously removed by shareholder written consents. Subsequent to such date, it was determined that there was a technical deficiency in the written consents and as a result, two of the five Board members had not been removed and therefore were still on the board. However, on March 29, 2004, at a meeting of the full Board of Directors, a majority of the Board of Directors ratified and approved the termination of Salberg and the appointment of Moore Stephens and Lovelace, P.A. as the Company’s independent auditors effective March 4, 2004.

     In September 2003, the Company acquired SinoFresh HealthCare, Inc., a Delaware corporation (the Delaware Company) by merger of that Delaware Company into SinoFresh Acquisition Sub, Inc., a Florida corporation and wholly-owned subsidiary of the Company. SinoFresh Acquisition Sub remained the surviving entity, changed its name to SinoFresh Corporation and is the operating subsidiary of the Company. Post-merger, the Company filed a Form 8-K/A which included the financial statements of the Delaware Company for its fiscal year ended December 31, 2002, as audited by Salberg (which at the time of the merger became the Company’s independent auditors), together with unaudited financial statements for the six months ended June 30, 2003. The consolidated financial statements of the Delaware Company are deemed the financial statements of the Company post-merger. No report of Salberg on the Company’s consolidated financial statements for the fiscal year ended December 31, 2002 contained an adverse opinion or disclaimer of opinion, nor was any such report qualified or modified as to uncertainty, audit scope, or accounting principles. During Salberg’s engagement and through the date of its letter, there were no disagreement(s) with Salberg on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of Salberg, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its report.

     During Salberg’s engagement and through the date of its letter, Salberg did not advise the Company of any matters listed in paragraphs (1) through (3) of Item 304(a)(1)(iv)(B) of Regulation S-B, except as follows: On February 26, 2004, Salberg requested, as an expanded audit procedure, the engagement of an outside specialist to review accounting matters relating to a recently filed lawsuit against the Company and its management. The Company did not disagree with Salberg’s request. However, the Company decided to instead replace Salberg with a larger accounting firm that has more resources and personnel to complete the Company’s audit of its 2003 consolidated financial statements and also perform any expanded audit procedures the new accounting firm deems appropriate. The Company authorized Salberg to respond fully to any inquiries about the foregoing made by Moore Stephens and Lovelace, P.A.

     The Company furnished Salberg with a copy of its above statements, filed with the SEC on an amended Form 8-K on April 12, 2004 and which are duplicated herein, in response to Item 304(a)(1) Regulation S-B and requested that Salberg furnish the Company with a letter addressed to the Securities and Exchange Commissions (SEC), stating whether or not it agrees with such statements. A copy of Salberg’s letter, dated March 30, 2004 is included as an exhibit to this report.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS

     The Company’s directors, executive officers, and significant employees are as follows as of March 29, 2004:

Name	Position	Appointment
Charles Fust	Chairman, Chief Executive Officer, Director	November, 2002
P. Robert DuPont	Vice President, Research and Development, Director	November, 2002
Russell R. Lee III	Chief Financial Officer, Secretary	January, 2004
Stephen Bannon (1)	Director	September, 2003
David Otto, Esq. (1)	Director	October, 2002
Stacey Maloney-Fust	Senior Vice President, Assistant Secretary, Director	September, 2003

(1) Shareholders holding what was believed to be over a majority of the voting capital stock of the Company voted by written consent to remove Messrs. Bannon and Otto as directors and officers of the Company, effective February 10, 2004. However, it was recently discovered that there was a technical defect in the written consents. Therefore, Messrs. Bannon and Otto were not removed from the board and continue as directors of the Company until the next annual meeting of shareholders or their earlier removal or resignation. Messers. Bannon and Otto were removed as officers of the Company by majority vote of the Board of Directors at a meeting of the board held on March 29, 2004.

Charles Fust, Chief Financial Officer (CEO) and Chairman of the Board of Directors

     Mr. Fust is a chemical engineer, whose research has resulted in approximately 130 domestic and international patents, including the patents underlying the SinoFresh products. Mr. Fust began the development of the Company’s products in 1989. His expertise in the health care community has provided him with the opportunity to chair various health care boards, mainly Otorhinolaryngology related. Mr. Fust’s business background covers ownership and management in international companies. Mr. Fust has been the Chief Executive Officer and Chairman of SinoFresh Lab LLC from 1999 to the present and the Chief Executive Officer and Chairman of SinoFresh HealthCare, Inc. from 2002 to the present. He holds a bachelor degree in Chemical Engineering from Auburn University and has a professional affiliation with the American Association of Pharmaceutical Scientists.

P. Robert DuPont, Vice President of Research & Development and Director

     Mr. DuPont has over twenty years of experience in the bio-pharmaceutical and life sciences industries. Prior to joining SinoFresh in June of 2001, Mr. DuPont founded and acted in the capacity of CEO of UltraPure Group Limited. UltraPure Group Limited provided integrated services to multi-national pharmaceutical companies, which included design services, regulatory consultation, and contract staffing. He founded the company in 1993 and sold his interest in the company in 2001. He is a member of the International Society of Pharmaceutical Engineers and has presented various lectures on the topic of pharmaceutical process design. Mr. DuPont is also a member of the American Association of Pharmaceutical Scientists.

Russell R. Lee III, Chief Financial Officer and Secretary

     Mr. Lee has thirty years experience in business and finance, as a financial executive in private industry and with a “Big 4” public accounting firm. Mr. Lee joined SinoFresh HealthCare, Inc. in August 2003 as its Vice-President of Finance and Administration. In January 2004 Mr. Lee was appointed as the Company’s Chief Financial Officer.

     Previously, Mr. Lee served as Executive Vice President of Finance and Operations for Esprix Technologies, LLP that he joined in 1999. Esprix is a privately-held, international fine and specialty chemical company that supplies high technology materials into the automotive, pharmaceutical, electronic and digital imaging industries. From 1990 to 1998, Mr. Lee served as Corporate Controller, and then Treasurer/Chief Financial Officer, of Gencor Industries, Inc. (Gencor), a publicly-held, international manufacturer of processing equipment. Mr. Lee left Gencor Industries, Inc. in December 1998, and twenty-two months later in September 2000, Gencor filed a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code. On December 31, 2001, Gencor and its subsidiaries successfully emerged from Chapter 11 intact.

     Mr. Lee was appointed to the Board of Directors of Gencor in 2004 and serves as Chairman of the company’s audit committee.

     Prior to his private industry experience, Mr. Lee was a Senior Audit Manager in the Ernst & Young organization in both Ohio and Florida. Mr. Lee is a Certified Public Accountant and is licensed in Florida and Ohio. Mr. Lee graduated from the University of Toledo as an Accounting major with a bachelor degree in Business Administration.

Stephen Bannon, Director

     Mr. Bannon has been a director of the Company since September 2003. He is currently associated with American Vantage Media. Prior to his affiliation with American Vantage Media, Mr. Bannon was employed at Jeffries & Company, Inc. during the period July 2000 to April 2002 and with “The Firm” from May 2002 to March 2003. Prior to this, Mr. Bannon was employed by SG Cowan Securities Corporation from July 1998 to March 2000. Mr. Bannon received his MBA from Harvard University. He received his undergraduate degree from Virginia Polytechnical Institute’s College of Architecture and has a graduate degree in Government from Georgetown University.

David Otto, Esq., Director

     Mr. Otto has been a director of the Company since September 2003 and was formerly an officer and director of SinoFresh — Delaware from October 2002. He was Secretary to the Company until March 29, 2004. In July of 1999, Mr. Otto founded The Otto Law Group, PLLC, in Seattle, Washington. Prior to this, Mr. Otto was employed at Hughes, Hubbard and Reed. Mr. Otto is currently chairman of the board of directors of Dtomi, Inc., and a member of the board of directors of Excalibur USA Custom Window Fashions, Inc., and Saratoga Capital Partners, Inc. Mr. Otto is admitted to practice law in New York and Washington. Mr. Otto graduated from Harvard University in 1981 with his A.B. in Government and his J.D. from Fordham University School of Law in 1987.

Stacey Maloney-Fust, Senior Vice President, Assistant Secretary, Director

     Stacey Maloney-Fust has 14 years experience in the financial industry. For several years in New York City she worked as an Executive Assistant for the President of AIG Global Investors, Inc., as an Executive Assistant for the General Partner of Sandler Capital Management in 1999 and 2000 and then as the Executive Assistant for Merit Capital Associates, Inc. in the first quarter of 2001. After attending New York University, Ms. Maloney-Fust obtained her Series 7, 63 and 65 securities licenses and became a Financial Advisor for Salomon Smith Barney in 2001 and the first half of 2002 and for UBS in the second half of 2002 and 2003 before starting with SinoFresh in the second half of 2003. Ms. Maloney-Fust is currently enrolled in Jones International University and is the wife of Charles Fust.

     The Company’s directors are elected at the annual meeting of the shareholders and serve until their successors are elected and qualified, or their earlier resignation or removal. Officers are appointed by the Board of Directors and serve at the discretion of the Board of Directors or until their earlier resignation or removal.

     On February 10, 2004, Charles Fust executed SinoFresh HealthCare, Inc. Written Actions in Lieu of Meeting of the Shareholders, pertaining to the removal of David Otto and Stephen Bannon as directors and officers of the Company. It was recently determined that the written consents were technically deficient and therefore not effective and Messrs. Otto and Bannon continue on the board until otherwise determined at an annual meeting of shareholders or their earlier removal or resignation.

Director’s Compensation

     The directors do not receive any stated salary for their services as directors or members of committees of the Board of Directors, but by resolution of the board, a fixed fee may be allowed for attendance at each meeting. Directors may also serve the Company in other capacities as an officer, agent or otherwise, and may receive compensation for their services in such other capacity. Upon their election to the board, non-employee directors are paid $1,500 per day on days board meetings are held, with an annual limit of $4,000. Reasonable travel expenses are reimbursed.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934 requires directors and executive officers, and persons who own 10% or more of SinoFresh common stock, to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than 10% stockholders are required to furnish the Company with copies of all Section 16(a) forms they file.

     Based solely on a review of the copies of such forms furnished to the Company, SinoFresh believes that with respect to 2003 Mr. Bannon has not filed the required Form 3 Initial Statement of Beneficial Ownership in connection with his becoming a director of the Company in September 2003, and Mr. Otto did not file a Form 3 Statement of Beneficial Ownership in connection with his becoming a director, but instead filed a Form 5 Annual Statement of Beneficial Statement of Ownership, which form was not timely filed. Further, the Form 3 Initial Statement of Beneficial Ownership for each of Mr. Fust and the Charles Fust Family Limited Partnership, Mr. DuPont and Ms. Stacey Maloney-Fust were filed in March 2004, which filing was not timely.

Code of Ethics for Chief Executive Officer and Senior Financial Officers

     The Company has adopted a code of ethics for the CEO and Senior Financial Officers (Code of Ethics) which is required to be signed by each such officer, and is maintained on file by the Company. A copy of the Code of Ethics will be provided to you, free of charge, upon your written request to the Company sent to the attention of Investor Relations, SinoFresh HealthCare, Inc., 516 Paul Morris Drive, Englewood, Florida 34223.

     If the Company makes any substantive amendments to the Code of Ethics, or grants any waiver, including any implicit waiver, from a provision of the Code of Ethics to the Chief Executive Officer or the Chief Financial Officer, the Company will disclose the nature of such amendment or wavier in a report on Form 8-K.

Audit Committee and Audit Committee Financial Expert

     Three members of the Company’s Board of Directors, Charles Fust, P. Robert DuPont and Stacey Maloney-Fust, currently serve as the audit committee until the Company is able to recruit independent directors with the appropriate financial experience and/or background to serve on such committee and who are truly independent from internal and external influences, and independent under NASDAQ or AMEX rules. The Audit Committee does not currently have a financial expert.

ITEM 10. EXECUTIVE COMPENSATION

     The following table sets forth all the compensation earned by the person serving as the Chief Executive Officer (Named Executive Officer) during the fiscal years ended December 31, 2003 and 2002. None of the other officers earned greater than $100,000 in total salary and bonuses during fiscal 2003.

SUMMARY COMPENSATION TABLE

		Annual Compensation(1)		Long-Term Compensation Awards
Name And Principal Position	Fiscal Year	Salary	Bonus	Securities Underlying Options	All Other Compensation
Charles Fust Chairman and Chief Executive	12/31/03	$150,388	—	-0-	$14,744
Officer	12/31/02	$28,362	—	-0-	$1,000

(1)	The amounts reflected in the above table do not include any amounts for perquisites and other personal benefits extended to the Named Executive Officer. The aggregate amount of such compensation for the Named Executive Officer is less than 10% of the total annual salary and bonus. Compensation for 2002 is from October 15, 2002 (date of inception) through December 31, 2002.

Stock Options Granted in Fiscal 2003

     The following table sets forth certain information concerning grants of options made during fiscal 2003 to the Named Executive Officer.

Percent
	Number of	of Total
	Securities	Options	Exercise	Fair Market
	Underlying	Granted to	or Base	Value
	Options	Employees in	Price	on Date of	Expiration
Name	Grated(#)(1)	2003	($/Sh)	Grant	Date
Charles Fust	-0-	N/A	N/A	N/A	N/A

(1)	Excludes an option for 890,000 shares granted to SinoFresh Management, LLC (owned 50/50 by Mr. Fust and Stephen Bannon, a director) which option was voided by the Executive Committee (including Mr. Fust) in April 2004.

Aggregate Stock Option Exercises and Year-End Option Value Table

     The following table sets forth certain information concerning option exercises in fiscal 2003, the number of stock options held by the Named Executive Officer as of December 31, 2003 and the value (based on the fair market value of a share of stock at fiscal year-end) of in-the-money options outstanding as of such date.

	Number of Shares Acquired on Exercise	Value Realized($)	Number of Unexercised Options Held at Fiscal Year-End(#)		Value of Unexercised In-the-Money Options at Fiscal Year-End(1)
Name	(#)	(1)	Exercisable	Unexercisable	Exercisable	Unexercisable
Charles Fust	-0-	N/A	N/A	N/A	N/A	N/A

(1)	Options are in-the-money if the fair market value of the common stock exceeds the exercise price of the option. The closing sale price for the Company’s common stock as reported by the NASDAQ Trading and Market Services on December 31, 2003 was $2.20 per share.

Employment Agreement

     As a result of the merger, the Company assumed the employment agreement between Charles Fust and SinoFresh — Delaware dated December 1, 2002. The employment agreement has a term of five years and is renewable upon mutual agreement of the parties. Under that agreement, he is entitled to a base salary, as adjusted, of $180,000 annually and 5.0% of net earnings before taxes. In addition, Mr. Fust is entitled to receive $1,000 per month car allowance. The agreement also provides that the Company and Mr. Fust enter into a stock option agreement under which he would be provided anti-dilution rights so that Mr. Fust’s equity ownership of the Company, on a fully diluted basis, will be no less than 15% so long as the total outstanding shares on a fully diluted basis are less than 100,000,000. The agreement also prohibits Mr. Fust from competing with the Company for a period of three years upon cancellation of the employment agreement. Messrs. Bannon and Otto have indicated that the board never approved the employment agreement. However, the employment agreement is executed by Andrew Badolato, the then President of SinoFresh — Delaware, and all of the members of the board at that time approved the employment agreement by written consent.

Stock Option Plan

     The Company’s compensation committee currently administers the 2002 Stock Option Plan (Plan). The Plan provides for the grant of options (incentive and non-statutory), to officers, employees and independent contractors capable of contributing to the Company’s performance. The Company has reserved an aggregate of 3,000,000 shares of common stock for grants under the Plan. Incentive stock options may be granted only to employees eligible to receive them under the Internal Revenue Code of 1986, as amended. As of December 31, 2003, the Company had outstanding non-statutory options for 831,000 shares of the Company’s common stock. These options have a term of ten years, unless earlier terminated in accordance with the provisions of the Plan and applicable stock option agreements. The exercise prices of all of the options granted as of December 31, 2003 are $1.00 per share, and generally have scheduled vesting except for options for 126,000 shares, which vested immediately upon grant. Upon expiration of unexercised options, the unpurchased shares subject to such options will again be available for purposes of the Plan.

Non Plan Options and Warrants

     The Company issued warrants to consultants and service providers for a total of 500,000 shares of common stock, of which 450,000 are exercisable for $1.00 per share and 50,000 are exercisable at $5.00 per share. The warrants have terms of four years (except for one option for 100,000 shares which has a two year term).

     The Company awarded common stock warrants to its Medical Advisory Board for a total of 87,500 shares of common stock, which become fully exercisable on September 1, 2004 and awarded common stock options to independent consultants for a total of 268,625 shares of common stock, which vested immediately. The warrants and options have a 5 year term from September 1, 2003 and an exercise price of $1.00. The warrant and option holders have certain piggyback registration rights for the shares underlying the options.

     The Company issued 1,333,970 warrants in connection with capital raises in September 2003, exercisable at $5.00 per share and 100,000 warrants to a consultant for services provided, with an exercise price of $7.00 per share.

     The Company issued a warrant in 2003 for 50,000 shares of common stock to a former consultant, which warrant is exercisable at $4.00 per share until its termination date in November 2013. The warrant holder has certain piggyback registration rights under the terms of the agreement.

REPORT OF THE COMPENSATION COMMITTEE OF THE
BOARD OF DIRECTORS ON EXECUTIVE COMPENSATION

General

     The Board of Directors served as the compensation committee during fiscal year 2003 and currently Charles Fust, P. Robert DuPont and Stacey Maloney-Fust constitute the Compensation Committee. Each Compensation Committee member is an employee-director of the Company. The board intends to appoint a Compensation Committee of non-employee directors when individuals join the board who are independent of internal and external influences and who are independent as defined under NASDAQ or AMEX rules.

     The board currently administers the Company’s executive compensation program, monitors corporate performance and its relationship to compensation for executive officers, and makes appropriate recommendations concerning matters of executive compensation.

Compensation Philosophy

     The Company has developed and implemented a compensation program that is designed to attract, motivate, reward and retain the broad-based management talent required to achieve the Company’s business objectives and increase shareholder value. There are two major components of the Company’s compensation program: base salary and incentives, each of which is intended to serve the overall compensation philosophy.

Base Salary

     The Company’s salary levels for executive officers, including its Chief Executive Officer, are intended to be consistent with competitive pay practices of similarly-sized companies within the industry. In determining executive officers’ salaries, the board considers level of responsibility, competitive trends, the financial performance and resources of the Company, general economic conditions, as well as factors relating to the particular individual, including overall job performance, level of experience and prior service, ability, and knowledge of the job.

Incentives

     Incentives consist of stock options and performance bonuses paid in cash. The board strongly believes that the compensation program should provide employees with an opportunity to increase their ownership and potential for financial gain from increases in the Company’s stock price. This approach closely aligns the best interests of shareholders and, executives and employees. Therefore, executives and other employees are eligible to receive stock options, giving them the right to purchase shares of the Company’s common stock at a specified price in the future. The Company’s compensation committee currently determines stock option grants. The grant of options is based primarily on an individual’s potential contribution to the Company’s growth and profitability, as measured by the market value of the Company’s common stock.

Respectfully submitted,

THE COMPENSATION COMMITTEE

Charles Fust
P. Robert DuPont
Stacey Maloney-Fust

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The following table sets forth certain information regarding the beneficial ownership of the Company’s shares of voting stock as of March 15, 2004 by: (i) each person who is known by the Company to beneficially own more than 5% of the issued and outstanding shares of common stock; (ii) the Chairman and Chief Executive Officer; (iii) the directors; and (iv) all of the executive officers and directors as a group. For purposes of the beneficial ownership calculations below, the Series A preferred stock, which is convertible into common stock on a 1-for-1 basis, the Series B preferred stock, which is convertible into common stock on a 2-for-1 basis, and Series C preferred stock, which is convertible into common stock on a 2-for-1 basis are included on an as converted basis, such that the total issued and outstanding voting stock becomes 19,609,915. Unless otherwise indicated, the persons named below have sole voting and investment power with respect to all shares beneficially owned by them, subject to community property laws where applicable.

Name of Beneficial Owner(1)(2)	No. of shares		Percentage
Charles Fust, Chairman and Chief Executive Officer	8,361,400	(3)(10)	42.77%
P. Robert DuPont, Vice President and a Director	260,000	(4)	1.33%
Russell Lee III, Chief Financial Officer, Secretary	5,000	(5)	*
David Otto, Director(6)	50,000		*
Stephen Bannon, Director(7)	375,000	(8)	2.9%
Moty Hermon	1,229,723	(9)	6.27%
Stacey Maloney-Fust, Senior Vice President and a Director	5,000		*
All officers and directors as a group (6 persons)	9,072,400		46.20%

*	Represents less than 1% of all issued and outstanding voting stock of the Company.

(1)	Unless otherwise noted, the address of each person or entity listed is c/o SinoFresh HealthCare, Inc., 516 Paul Morris Drive, Englewood, FL 34223.

(2)	Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants or convertible securities that are currently exercisable or exercisable within 60 days of March 15, 2004, are deemed outstanding for computing the percentage of the person holding such options, warrants or convertible securities but are not deemed outstanding for computing the percentage of any other person. Except as indicated by footnote and subject to community property laws where applicable, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

(3)	Represents 5,356,400 shares of common stock owned by the Charles Fust Family Limited Partnership for which a corporation Mr. Fust controls is the general partner; 1,500,000 shares of Series B preferred stock held by the Charles Fust Family Limited Partnership, which is entitled to two votes per share; and, 5,000 shares owned by his spouse, Stacey Maloney-Fust. Excludes 890,000 options granted in November 2003 to SinoFresh Management, LLC which is owned 50/50 by Mr. Fust and Stephen Bannon. This option was declared invalid by the Executive Committee (including Mr. Fust) in April 2004. See, also, footnote 10 below.

(4)	Represents 250,000 shares of common stock held directly, 10,000 shares of Series A preferred stock held directly and 21,000 shares of common stock issuable pursuant to options exercisable within the next 60 days.

(5)	Represents 5,000 shares of common stock issuable pursuant to options exercisable within the next 60 days.

(6)	Mr. Otto’s address is 900 Fourth Avenue, Suite 3140, Seattle, WA 98164.

(7)	Mr. Bannon’s address is 1547 18th Street, Santa Monica, CA 90404.

(8)	Excludes 890,000 options granted in November 2003 to SinoFresh Management, LLC which is owned 50/50 by Mr. Bannon and Charles Fust. Of these options, approximately 500,000 options were allocated to Mr. Bannon in the operating agreement for SinoFresh Management. This option was declared invalid by the Company’s Executive Committee (including Mr. Fust) in April 2004.

(9)	Represents 1,229,723 shares of common stock Mr. Moty Hermon has a right to acquire from Mr. Fust pursuant to a put option, which shares of stock have been deposited into escrow by Mr. Fust for the benefit of Mr. Hermon. Mr. Fust holds a proxy to vote the escrowed shares.

(10)	Crown IV Holding, Inc., a Belize corporation (“Crown IV”) has indicated to the Company and Charles Fust that it is the owner of 1,000,000 shares of common stock to which Mr. Fust claims beneficial ownership. In 2002, the Company’s predecessors had retained Sargon Capital, Inc. (a company affiliated with Andrew Badolato) to provide financial advice. At that time, Sargon Capital/Andrew Badolato advised Mr. Fust to put his assets into various off-shore entities, including some of his stock in SinoFresh — Delaware. In connection with the acquisition of the assets of SinoFresh Laboratories by SinoFresh — Delaware, a company formed by Sargon Capital/Andrew Badolato, Mr. Fust was to be issued 6,000,000 (post-merger) shares of common stock for joining SinoFresh — Delaware. Mr. Fust designated some of those shares for employees and, pursuant to recommendations of Sargon Capital/Andrew Badolato, 1,000,000 (post-merger) shares were to be put into an off-shore entity, Crown IV, that Mr. Fust understood to have been created for his benefit and as such, he was the beneficial owner of those shares. A share certificate for 1,000,000 (post-merger) shares was issued in the name Crown IV by SinoFresh — Delaware which Mr. Fust held and did not deliver to Crown IV since he had not been provided any paperwork or other information about Crown IV and he had not yet consulted with his legal advisors regarding same. Later, upon seeking the advice of his personal attorney, it was recommended that he not transfer any property to any off-shore entities but instead transfer property only to his family limited partnership, which he did. Thus, he did not release the share certificate to Crown IV, but instead voided the certificate that was in the name of Crown IV and requested the Company’s transfer agent to issue a certificate for the shares in the name of the Charles Fust Family Limited Partnership; however, he subsequently requested the transfer agent instead to issue the certificate in the name of the escrow agent who is holding 1,229,723 shares in escrow for the benefit of Moty Hermon pursuant to an agreement between Mr. Fust and Mr. Hermon. Mr. Fust holds a proxy to vote the escrowed shares. Since the attempted removal of Messrs. Bannon and Otto from the board, Crown IV has made demands for the 1,000,000 (post-merger) shares and a representative of Crown IV has threatened to file a suit against Charles Fust, the Company and its counsel in connection with these shares.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Charles Fust, the CEO and Chairman of the Board of Directors of the Company, contracted with SinoFresh — Delaware for the assignment of the United States rights to the SinoFresh product patents in exchange for 1,500,000 shares of Series B preferred stock. By virtue of the Merger Agreement, the United States rights to the SinoFresh product patents formerly held by Charles Fust have become the property of SinoFresh. A fairness opinion has been issued to SinoFresh — Delaware verifying that this transaction is fair and was conducted at arms-length.

     The Company contracted with Sargon Capital, Inc. (Sargon) for certain investment banking and consulting services to be provided pursuant to two agreements between the Company and Sargon. Sargon is affiliated with Andrew Badolato both of whom are shareholders of the Company. The Company has terminated the agreements with Sargon. If Sargon pursues a claim against the Company for any further compensation under those agreements, the Company will vigorously defend against any such claim.

     The Company’s office facility at 516 Paul Morris Drive, Englewood, Florida, is owned by P. Robert DuPont, the Vice President of Research & Development and a member of the Company’s Board of Directors, and Charles Fust, the Chairman and CEO. Mr. DuPont and Mr. Fust each own a fifty percent (50%) interest in the facility. A fairness opinion has been issued to the Company verifying that this transaction is fair and was conducted at arms-length.

     The Otto Law Group, PLLC, Seattle, Washington, represented the Company and SinoFresh — Delaware on legal matters and billed the Company for legal services pursuant to an engagement agreement. David Otto of The Otto Law Group, PLLC, is a shareholder and a member of the Board of Directors of the Company and was formerly the Company’s General Counsel and Secretary. In fiscal 2003, The Otto Law Group, PLLC billed the Company approximately $277,000 for legal fees and expenses.

     The Company pays to Stacey Maloney-Fust the sum of $1,250 per month as rent for a condominium apartment owned by Ms. Maloney-Fust in Sarasota, Florida. The condominium is used as corporate housing for an independent contractor working for the Company whose residence is located elsewhere. Also, during 2003, consulting fees paid to Ms. Maloney-Fust prior to her becoming an officer and a director approximated $10,000.

     The Company paid approximately $30,000 in lease payments for office space in Ft. Lauderdale, Florida that had been leased by Charles Fust d/b/a SinoFresh Laboratories, Inc.

     At the time of the acquisition of the assets of SinoFresh Laboratories, Inc. (“SinoFresh Labs”), the Company agreed to advance funds up to $50,000 in connection with litigation of SinoFresh Labs pending at the time of the acquisition. The litigation has not been resolved and to date the Company has expensed approximately $76,000 for this litigation.

     At the time of the acquisition of SinoFresh Labs, the Company issued to Charles Fust 1,500,000 (post-merger) shares of Series B Preferred Stock for the transfer of his U.S. patents to the Company, and issued 6,000,000 (post-merger) shares of common stock to Charles Fust and certain of his designees in connection with Mr. Fust’s employment with the Company. The Company also expensed approximately $131,000 on behalf of two entities related through common ownership and Charles Fust in connection with the registration and maintenance of certain foreign patents. The Company is currently in the process of having all such foreign patents assigned to the Company.

     In November 2003, the board of directors, by unanimous written consent, granted an option for 890,000 shares of stock to SinoFresh Management, LLC, a company owned by Stephen Bannon and Charles Fust. The LLC agreement provided, among other things, that Bannon was entitled to approximately 500,000 shares under this option. At the time of the grant, not all board members were aware of the interest of the two directors in that company. In April 2004 the Executive Committee (including Mr. Fust) declared that option invalid.

ITEM 13. EXHIBITS LIST AND REPORTS ON FORM 8-K

     A. Exhibits

     The exhibits in the accompanying Exhibit Index are filed as part of this Report on Form 10-KSB.

     B. Reports on Form 8-K

     The Company filed a Current Report on Form 8-K on September 23, 2003 pertaining to the acquisition of SinoFresh HealthCare, Inc., a Delaware corporation, on September 8, 2003.

     The Company filed an amendment to the Current Report on Form 8-K on November 17, 2003, which included the required financial statements in connection with the acquisition of SinoFresh HealthCare, Inc., a Delaware corporation.

ITEM 14. CONTROLS AND PROCEDURES

     As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report, SinoFresh carried out an evaluation of the effectiveness of the design and operation of SinoFresh’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of SinoFresh’s management, including SinoFresh’s Chief Executive Officer and Chief Financial Officer, who concluded that SinoFresh’s disclosure controls and procedures are effective. There have been no significant changes in SinoFresh’s internal controls or in other factors, which could significantly affect internal controls subsequent to the date SinoFresh carried out its evaluation.

     Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in SinoFresh’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in SinoFresh’s reports filed under the Exchange Act is accumulated and communicated to management, including SinoFresh’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

ITEM 15. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

     The former principal accountants billed the Company approximately of $38,000 and $91,000 in fees and expenses for professional services rendered in connection with the audits of the consolidated financial statements for the calendar years ended December 31, 2003 and 2002, respectively, and reviews of the consolidated financial statements included in the quarterly reports on Form 10-QSB during such calendar years.

Audit-Related Fees

     The former principal accountants did not bill the Company any additional fees that are not disclosed under audit fees in each of the last two calendar years for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements.

Tax Fees

     The former principal accountants did not bill the Company any additional fees for tax compliance, tax advice and tax planning during calendar years ended December 31, 2003 and 2002, respectively.

All Other Fees

     The former principal accountants did not bill the Company during calendar years ended December 31, 2003 and 2002 for products and services other than those products and services described above.

Audit Committee Pre-Approval Process, Policies and Procedures

     The appointment of Moore Stephens Lovelace, P.A. was approved by the Board of Directors as the principal auditors for the Company. Three members of the Company’s Board of Directors, Charles Fust, P. Robert Dupont and Stacey Maloney-Fust, currently serve as the audit committee until the Company is able to recruit independent directors with the appropriate financial experience and/or background to serve on such committee and who are truly independent from internal and external influences, as well as independent under NASDAQ or AMEX rules. Although two directors of SinoFresh — Florida, Messrs. Stephen Bannon and David Otto, were non-employee directors, the Board of Directors of the Company did not formally appoint by resolution or otherwise an audit committee until March 29, 2004. When independent directors join the board, the board plans to establish a new audit committee, which will then adopt an appropriate charter and pre-approval policies and procedures in connection with services to be rendered by the independent auditors. The principal auditors have informed the Board of Directors of the scope and nature of each service provided.

SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, SinoFresh HealthCare, Inc. has duly caused this annual report to be signed on its behalf by the undersigned thereunto duly authorized.

SINOFRESH HEALTHCARE, INC.

/s/ Charles Fust Charles Fust Chairman of the Board and Chief Executive Officer (principal executive officer)

Date: April 13, 2004

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on its behalf of SinoFresh HealthCare, Inc. And in the capacities indicated.

Signature	Title	Date
/s/ Charles Fust Charles Fust	Chairman of the Board and Chief Executive Officer (principal executive officer)	April 13, 2004

/s/ Russell R. Lee III Russell R. Lee III	Chief Financial Officer and Secretary (principal financial officer)	April 13, 2004

/s/ P. Robert DuPont P. Robert DuPont	Vice President, Research & Development; Director	April 13, 2004

/s/ Stacey Maloney-Fust Stacey Maloney-Fust	Senior Vice President; Assistant Secretary; Director	April 13, 2004

Stephen Bannon	Director	April , 2004

David Otto	Director	April , 2004

Exhibit Index

Exhibits

Number	Description
2.1	Merger Agreement dated September 8, 2003 (1)
3.1	Articles of Incorporation (2)
3.1.1	Amendment to Articles of Incorporation (3)
3.2	Bylaws (2)
4.1	Form of Common Stock Registration Rights Agreement (3)
4.2	Common Stock Registration Rights Agreement with DJ Properties (3)
4.3	Registration Rights Agreement with InvestLinc Equity Fund II, LP, InvestLinc Emerging Growth Equity Fund I, LLC and The Invest Line Group, Inc. dated November 15, 2002*
4.4	Form of 2003 Warrant Agreement*
4.5	Cancelable Warrant Agreement with Dave Macrae Trust dated September 8, 2003*
4.6	2004 Warrant Agreement with Dave Macrae Trust dated as of September 1, 2004*
4.7	Warrant Certificate dated November 15, 2002 in favor of The InvestLinc Group*
10.1	Contract Manufacturing Agreement between SinoFresh HealthCare, Inc. and AccuMed, Inc. (3)
10.2	Agreement with Bristol Investment Group, Inc. dated February 7, 2003 (3)
10.3	Employment Agreement with Charles Fust dated December 1, 2002 (3)
10.5	Proprietary Development, Right of First Refusal and Acquisition Agreement with SinoFresh Research Laboratories, LLC (3)
10.6	Investment Banking Services Agreement with Sargon Capital, Inc. dated October 24, 2002 (3)
10.7	Financial Consulting Services Agreement with Sargon Capital, Inc., dated September 8, 2003 (3)
10.8	National In-Store Agreement dated November 21, 2002 (3)
10.9	National In-Store Sales and Broker Agreement dated March 27, 2003 (3)
10.10	Agreement with David Farr dated October 9, 2003 (3)
10.11	Accounts Receivable Financing Agreement with Alliance Financial Capital, Inc. (3)
10.12	Agreement with Rubenstein Communications, Inc., dated March 18, 2003 (3)
10.13	Lease Agreement with DuPont & Fust Real Estate Ventures, LLC dated April 1, 2003*
10.14	Allonge to Promissory Note dated February 1, 2001, in favor of Invest Linc Equity Fund II*
10.15	Allonge to Promissory Note dated February 1, 2001, in favor of Invest Linc Emerging Growth Equity Fund I, LLC*
10.16	Assumption Agreement dated November 15, 2002 in favor of Invest Linc Equity Fund II, Invest Linc Emerging Growth Equity Fund I, LLC*
10.17	Consulting Agreement with The Invest Linc Group, LLC dated November 15, 2002*
10.18	Stock Purchase Agreement dated November 15, 2002 with Invest Linc Equity Fund II, Invest Linc Emerging Growth Equity Fund I, and The Invest Linc Group*
10.19	SinoFresh HealthCare, Inc. 2002 Stock Option Plan (3)
10.20	Agreement with Moty Herman dated October 21, 2003.*
10.21	Agreement between Charles Fust and Moty Herman dated October 22, 2003.*
10.22	Supplemental Letter Agreement with Moty Herman dated October 28, 2003.*
10.23	Letter Agreement from Charles Fust dated April 12, 2004 re Moty Herman Agreements*
16.1	Letter from Salberg & Co. dated March 30, 2004*
21.1	Subsidiaries of the Registrant*
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.

(1)	Incorporated by reference from the Registrant’s Form 8-K filed on September 23, 2003.

(2)	Incorporated by reference from the Registrant’s Form 10-SB filed on April 29, 2002, File No. 0-49764.

(3)	Incorporated by reference to the Registrant’s Form 10-QSB for the fiscal quarter ended September 30, 2003 filed on November 17, 2003.