Form 10QSB
period 2004-03-31
SINOFRESH HEALTHCARE INC
filed 2004-05-17
CIK 1171596

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-QSB

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to __________

Commission file number 0-49764

SinoFresh HealthCare, Inc.

(Exact name of small business issuer as specified in its charter)

Florida	65-1082270
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

516 Paul Morris Drive
Englewood, Florida 34223
(Address of principal executive offices)

941-681-3100
(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒    No  ☐

The number of shares outstanding of each of the issuer’s classes of common equity as of March 31, 2004:

Common Stock, No Par Value 13,314,323 shares

Transitional Small Business Disclosure Format (check one):

Yes  ☐    No  ☒

SINOFRESH HEALTHCARE, INC.

i

PART I — FINANCIAL STATEMENTS

SINOFRESH HEALTHCARE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2004	December 31, 2003
	(Unaudited)
ASSETS
CURRENT ASSETS Cash and cash equivalents	$842,418	$368,394
Accounts receivable, net of allowances of $15,000	583,981	645,969
Inventory	86,525	172,007
Other current assets	160,263	174,283

TOTAL CURRENT ASSETS	1,673,187	1,360,653
FURNITURE AND EQUIPMENT, NET	133,477	138,191
PATENTS, NET	2,692,318	2,750,010
GOODWILL	2,409,401	2,409,401
OTHER ASSETS	6,418	7,218

TOTAL ASSETS	$6,914,801	$6,665,473

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES Current portion of notes payable and capital leases	$282,966	$584,826
Accounts payable, including $195,280 and $102,866 due to related parties	836,995	693,258
Accrued expenses, including $172,875 and $245,889 due to related parties	704,770	679,124

TOTAL CURRENT LIABILITIES	1,824,731	1,957,208
CAPITAL LEASES, NET OF CURRENT MATURITIES	78,454	83,851

TOTAL LIABILITIES	1,903,185	2,041,059
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Common stock, no par value; 500,000,000 shares authorized; 12,063,073 shares issued and outstanding and 1,251,250 shares issuable at March 31, 2004; 10,280,083 shares issued and outstanding and 3,021,740 shares issuable at December 31, 2003	2,273,866	2,251,991
Preferred stock, no par value; 200,000,000 shares authorized:
Series A convertible preferred stock, voting; 858,170 shares authorized, issued and outstanding (aggregate liquidation value of $1,716,339 at March 31, 2004)	1,716,339	1,716,339
Series B convertible preferred stock, voting; 1,500,000 shares authorized, issued and outstanding (aggregate liquidation value of $3,000,000 as of March 31, 2004)	3,000,000	3,000,000
Series C convertible preferred stock, voting; 1,250,000 shares authorized; 1,218,711 shares issued and outstanding (aggregate liquidation value of $2,437,422 at March 31, 2004)	2,189,261	2,189,261
Accumulated deficit	(4,035,850)	(4,281,177)
Warrant subscriptions receivable	(132,000)	(252,000)

TOTAL STOCKHOLDERS’ EQUITY	5,011,616	4,624,414

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,914,801	$6,665,473

See notes to condensed consolidated financial statements.

SINOFRESH HEALTHCARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended March 31,
	2004	2003
REVENUE	$1,931,569	$130,199
COST OF REVENUE	408,556	43,788

GROSS PROFIT	1,523,013	86,411
OPERATING EXPENSES Salaries and other compensation expenses	307,480	156,993
Professional fees	396,555	283,937
Other general and administrative expenses	133,624	103,548
Marketing and advertising expenses	308,942	94,278
Research and development expenses	90,617	33,974
Depreciation and amortization	65,352	46,350

TOTAL OPERATING EXPENSES	1,302,570	719,080

INCOME (LOSS) FROM OPERATIONS	220,443	(632,669)
OTHER INCOME (EXPENSE):
Interest, net	(15,529)	(21,885)
Other income (expense)	40,413	2,334

TOTAL OTHER INCOME (EXPENSE)	24,884	(19,551)

NET INCOME (LOSS) BEFORE INCOME TAXES	245,327	(652,220)
PROVISION FOR INCOME TAXES	—	—

NET INCOME (LOSS)	$245,327	$(652,220)

NET INCOME (LOSS) PER COMMON SHARE
-basic	$0.02	$(0.06)

-diluted	$0.01	$(0.06)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
-basic	13,312,263	10,768,490

-diluted	20,504,018	10,768,490

See notes to condensed consolidated financial statements.

SINOFRESH HEALTHCARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Three Months Ended March 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES Net income (loss)	$245,327	$(652,220)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operations:
Stock issued for services	21,875	—
Amortization and depreciation	65,352	46,350
Changes in assets and liabilities:
Accounts receivable	61,988	(24,592)
Inventory	85,482	12,519
Other current assets	14,020	(2,088)
Other assets	800	10,001
Accounts payable	143,737	20,980
Accrued expenses	25,646	5,870
Deferred revenue	—	(17,678)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	664,227	(600,858)

INVESTING ACTIVITIES Acquisition of SinoFresh Laboratories, Inc., net of cash	—	(54,332)
Payments for furniture and equipment	(2,946)	(9,267)

NET CASH USED IN INVESTING ACTIVITIES	(2,946)	(63,599)

FINANCING ACTIVITIES Net proceeds from issuance of stock and warrants	—	768,522
Payments received on warrant subscriptions receivable	120,000	—
Payments on long-term debt and capital leases	(307,257)	(89,144)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(187,257)	679,378
NET INCREASE IN CASH	474,024	14,921
CASH AND CASH EQUIVALENTS — beginning of period	368,394	245,685

CASH AND CASH EQUIVALENTS — end of period	$842,418	$260,606

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$6,128	$11,900

See notes to condensed consolidated financial statements.

SinoFresh HealthCare, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

Note 1. Basis of Presentation

     The accompanying unaudited financial statements of SinoFresh HealthCare, Inc. (the “Company”) have been prepared in accordance with generally accepted accounting principles and the rules and regulations of the United States Securities and Exchange Commission for interim financial information. Accordingly, they do not include all of the information and footnotes necessary for a comprehensive presentation of financial position and results of operation.

     The Company’s business is subject to various risks and uncertainties. The Company’s ability to continue, as a going concern is dependent on its ability to market and distribute its products, utilize the technology underlying its patents, and further develop existing and new products. All of these activities are capital intensive and will be dependent on cash flow from operations and/or additional outside funding. While the Company has a working capital deficit at March 31, 2004 of $151,544, management is encouraged by net income of $245,327 and cash flow from operations of $664,227 for the three months ended March 31, 2004. Further, management believes that these risks are mitigated by the growth in revenues and believes that it can secure additional outside funding. The rate of the Company’s future growth and success will be dependent on its ability to generate the necessary resources through product sales or otherwise. The accompanying statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

     In the opinion of management, all adjustments, consisting of normal recurring adjustments, have been made in the March 31, 2004 and 2003 financial statements, which are necessary for a fair financial statement presentation. The results for the three months ended March 31, 2004 and 2003 are not necessarily indicative of financial operations for the full year.

     For further information, refer to the financial statements and footnotes included in the Company’s Current Report on Form 10-KSB as filed with the Securities and Exchange Commission for the year ended December 31, 2003.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company’s significant estimates and assumptions primarily arise from risks and uncertainties associated with potential future product returns, the uncollectibility of accounts and other receivables, inventory obsolescence, valuation of acquired assets for purposes of allocating the purchase price, including patents and goodwill, subsequent recoverability analysis, and estimated accruals relating to legal contingencies.

Note 2. Shareholders’ Equity

     In January 2004, the Company granted 50,000 stock options to a certain employee. The exercise price is $1.70 which was equal to the market price as of the date of grant. The options expire in five years and vest ratably over a three-year period.

     On January 15, 2004, the Company issued 12,500 shares to an employee in accordance with an employment agreement. The market value of the shares as of the date of issuance was $21,875 and was recorded as compensation expense.

     Basic earnings per share is computed by dividing the net income available to common shareholders for the relevant period, by the weighted average number of shares of common stock issued, outstanding and issuable during the period. For purposes of calculating diluted earnings per share for the three months ended March 31, 2004 and 2003, the denominator includes both the weighted average number of shares of common stock and the number of dilutive common stock equivalents. The number of dilutive stock equivalents includes the effect of stock options calculated using the treasury stock method and the number of issuable shares upon the conversion of preferred stock and convertible debt outstanding.

     The following table reconciles the basic and dilutive earnings per share calculations for the three months ended March 31,:

	2004	2003
Net income (loss), as reported — basic	$245,327	$(652,220)
Add back interest expense from the conversion of debt to common shares	11,935	—

Net income (loss) available to common stockholders on a dilutive basis	$257,262	$(652,220)

Weighted average number of common shares outstanding — basic	13,312,263	10,768,490
Effect of dilutive securities:
Conversion of preferred stock, Series A, B and C	6,295,592	—
Conversion of debt	282,242	—
Assumed exercise of stock options	613,921	—

Weighted average number of common shares outstanding and dilutive potential of common shares	20,504,018	10,768,490

     The Company has 1,584,010 options and warrants as of March 31, 2004 that have not been included in the dilutive calculation because their effect was antidilutive.

Note 3. Stock-based Compensation

     The Company accounts for employee stock-based compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees,” and complies with the disclosure provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123). Under APB No. 25, compensation cost is determined based on the difference, if any, on the measurement date, which is generally the grant date, between the fair value of the Company’ stock and the amount an employee must pay to acquire the stock.

     The fair value of each stock option or warrant grant issued to non-employees is estimated on the measurement date using the fair value method of SFAS 123. There were no such issuances for the three months ending March 31, 2004 and March 31, 2003.

     The following table reflects proforma supplemental financial information related to stock-based employee compensation, as required by SFAS No. 123 and SFAS 148 for the three months ended March 31,:

	2004	2003
Net income (loss), as reported	$245,327	$(652,220)
Additional stock-based employee compensation costs that would have been included in the determination of net income (loss) if the fair value method (SFAS No. 123) had been applied to all awards	(123,750)	—

Unaudited pro forma net income (loss), as if the fair value method had been applied to all awards	$121,577	$(652,220)

Net income (loss) per common share, as reported
-basic	$0.02	$(0.06)

-diluted	$0.01	$(0.06)

Unaudited pro forma net income (loss) per common share, as if the fair value method had been applied to all awards
-basic	$0.01	$(0.06)

-diluted	$0.01	$(0.06)

Note 4: Income Taxes

     The estimated income tax expense for the three months ended March 31, 2004 of approximately $70,000 has been fully offset by the use of the Company’s net operating loss carryforward.

Note 5: Related Party Information

     One of the Company’s attorneys served as Secretary until April 2003. The Company had incurred legal fees with this law firm of approximately $31,000 for the three months ended March 31, 2003.

     A director of the Company is the principal owner of a law firm that provided services to the Company. The expenses incurred to that law firm were approximately $15,000 and $77,000 for the three months ended March 31, 2004 and 2003, respectively.

     A former director of the Company provided consulting services to the Company directly and through his affiliate. Consulting expenses for this consultant while serving as a director were approximately $36,000 for the three months ended March 31, 2003. The consultant did not serve as a director in 2004.

     The Company incurred consulting fees for the three months ended March 31, 2003 to an entity affiliated with a former director/principal stockholder amounting to approximately $16,000.

     The Company leases its current facility from an entity controlled by two of the Company’s officers and has contractual arrangements with other related parties. Rent paid to these parties during the three months ended March 31, 2004 was approximately $19,000.

     The Company rents on a month to month basis from an officer and director at the sum of $1,250 per month a condominium apartment owned by the officer and director and which is used as corporate housing by the Company. Total rent expensed for the three months ended March 31, 2004 was $3,750.

Note 6: Contingencies

     As disclosed in the Company’s Form 10-KSB filed for the year ended December 31, 2003, the Company is involved in various litigation with two of its current directors and other former consultants to the Company.

     In April 2004, a lawsuit was filed alleging that the Company breached an agreement by failing to pay fees for a broker financing arrangement. The complaint seeks damages of $120,000 plus interest and attorney’s fees. The company denies the allegations and intends to vigorously defend the suit.

     As of March 31, 2004, the Company is not in compliance with its notes payable principal reduction requirements and as a result, is in technical default.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements and Associated Risks

THIS QUARTERLY REPORT ON FORM 10-QSB CONTAINS FORWARD-LOOKING STATEMENTS THAT HAVE BEEN MADE PURSUANT TO THE PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. THESE FORWARD-LOOKING STATEMENTS ARE BASED ON MANAGEMENT’S CURRENT EXPECTATIONS, ESTIMATES AND PROJECTIONS, BELIEFS AND ASSUMPTIONS. WORDS SUCH AS “ANTICIPATES,” “EXPECTS,” “INTENDS,” “PLANS,” “BELIEVES,” “SEEKS,” “ESTIMATES,” VARIATIONS OF SUCH WORDS AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. THESE STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND ARE SUBJECT TO CERTAIN RISKS, UNCERTAINTIES AND ASSUMPTIONS THAT ARE DIFFICULT TO PREDICT; THEREFORE, ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE EXPRESSED OR FORECASTED IN ANY SUCH FORWARD-LOOKING STATEMENTS. THESE RISKS AND UNCERTAINTIES INCLUDE THOSE DISCUSSED IN “PART I — ITEM 1 — DESCRIPTION OF BUSINESS — RISK FACTORS” AND “PART II — ITEM 6 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS” CONTAINED IN THE COMPANY’S FORM 10-KSB FOR THE YEAR ENDED DECEMBER 31, 2003, AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION. UNLESS REQUIRED BY LAW, THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE PUBLICLY ANY FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE. INVESTORS SHOULD REVIEW THIS QUARTERLY REPORT IN COMBINATION WITH THE COMPANY’S ANNUAL REPORT ON FORM 10-KSB IN ORDER TO HAVE A MORE COMPLETE UNDERSTANDING OF THE PRINCIPAL RISKS ASSOCIATED WITH AN INVESTMENT IN THE COMPANY’S STOCK.

Overview

     The Company is a pharmaceutical company engaged in the research, development, and marketing of proprietary products for the prevention and treatment of sinusitis and related disorders. SinoFresh™ Nasal & Sinus Care, the Company’s first commercial product, was distributed by the Company in a limited geographical area in Florida until May 2003 at which time the Company entered into an agreement to obtain national distribution of its nasal product through various national drugstores and grocery store chains. The Company outsources the manufacturing of its current product to a FDA approved contract-manufacturing facility that also produces private-labeled drugs for a number of major U.S. drug chains, including Wal-Mart.

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

     Within the next twelve months, the Company plans to launch LarynFresh™. Before the launch, the Company must conduct focus group research to verify market positioning. The Company’s nasal product, for which it holds U.S. and international patents, has undergone more than five years of development and clinical development, and has been proven to be effective in killing molds and bacteria that colonize in the nose, throat and sinuses causing non-allergic reactions and symptoms of sinusitis. The Company also has a patent pending on a new proprietary over-the-counter (OTC) product for the treatment of otitis.

     Currently, the Company has under development several promising new drugs for upper respiratory disorders and related diseases. The Company is in the early stages of developing a medical device and pharmaceutical-dosing system in collaboration with the Silverstein Institute of Sarasota, Florida, a world renowned medical institute specializing in ear, nose and throat medicine.

     In May 2004, the Company entered into a Research and Development Agreement with the Lovelace Respiratory Research Institute of Albuquerque, New Mexico. The effort is focused on joint-sponsored programs designed to find new therapeutic uses for SinoFresh’s popular antiseptic nasal spray product in the respiratory arena. Initial emphasis will center on possible anti-infective applications of the product. The collaboration hopes to prove efficacy in the protection against various strains of virus of concern to bio-defense.

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

Results of Operations and Financial Position

     Revenues increased $1,801,370 from $130,199 to $1,931,569 for the three months ended March 31, 2003 and 2004, respectively. The increase is a result of an expansion of marketing efforts from alpha and beta testing in southwest Florida during the first quarter of 2003 to nationwide accounts during the first quarter of 2004.

     Gross profits for the quarter ended March 31, 2004 were $1,523,013 (or 78.8%), compared to $86,411 (or 66.4%) for the corresponding period in 2003. The percentage increase relates to obsolete inventory written off in 2003 offset by higher average pricing in 2003 due to the shift in customer base in the first quarter of 2003 versus 2004. In 2003, a significant portion of sales were to individual consumers as opposed to retail outlets in 2004. Sales to retail outlets are priced less than sales to individual consumers. The company’s primary focus going forward will be on retail outlets.

     Salaries and other compensation expenses increased $150,487, from $156,993 to $307,480 for the three months ended March 31, 2003 and 2004, respectively as a result of an increase in personnel in order to support the growing organization. Professional fees increased $112,618, from $283,937 to $396,555 for the three months ended March 31, 2003 and 2004, respectively. This increase is primarily related to an increase in accounting fees associated with filing the 2003 10-KSB, legal expenses associated with defending corporate patents and other litigation issues. Other general and administrative expenses increased $30,076, from $103,548 to $133,624 for the three months ended March 31, 2003 and 2004, respectively.

     During the three months ended March 31, 2004, marketing and advertising expenses were $308,942, compared to $94,278 for the corresponding period in 2003. The increase of $214,664 reflects the company’s strategy of marketing its product nationwide. These efforts are necessary in order to attract large retail customers where the company feels it has the best opportunity for revenue growth.

     Research and development expenditures reflect the cost associated with basic research, product development, clinical testing, and the costs associated with regulatory compliance, patent applications and maintenance, trademark registration, product enhancement and the development of new products related and unrelated to our current product line. For the quarters ended March 31, 2004 and 2003, the company’s R&D expenditures amounted to $90,617 and $33,974, respectively. R&D expenditures are expected to continue to increase over the next several years, both in absolute terms and as a percentage of all spending. These increases are reflective of the company’s commitment to market only the best-in-breed, to advance the science of rhinology, and to stay ahead of the competition in its field and on the leading edge in the science.

     Depreciation and amortization increased $19,002, from $46,350 to $65,352 for the three months ended March 31, 2003 and 2004, respectively.

     The Company had net income of $245,327 and a net loss of $652,220 for the three months ended March 31, 2004 and 2003, respectively. Net income per common share (basic) was $.02 on 13,312,263 weighted average shares for the three months ended March 31, 2004, compared to a net loss per common share (basic) of $.06 on 10,768,490 weighted average shares.

     Although the Company recognized net income during the first three months of 2004, there are several factors that have contributed to these results and that could also set it apart from future quarters:

1)	With the emergence of several new lawsuits, management made a conscious decision to defer certain research, development and marketing activities during the three months ended March 31, 2004. Such activities may be accelerated in future quarters in order to make up for lost efforts during the current period. Furthermore, revenues in future quarters could be adversely affected by the reduced marketing efforts during the first quarter of 2004.

2)	Revenues for the first quarter of 2004 were affected by the recognition of approximately $800,000 in pay-to-scan type sales. Shipments for these products took place primarily in the last quarter of 2003, but the sales recognition process had not been completed until 2004. The Company is no longer subject to these contingent sales arrangements.

3)	The first quarter of 2004 was positively affected by seasonalities associated with the cold and flu season. Without a significant amount of operating history, it is difficult to predict the effect of this and other seasonal impacts on the Company’s operations.

     As of March 31, 2004, the company had total assets of $6.9 million, compared to $6.7 million at December 31, 2003. Total liabilities were $1.9 million at March 31, 2004, compared to $2.0 million at December 31, 2003. Working capital (deficit) was ($151,544) and ($596,555) as of March 31, 2004 and December 31, 2003, respectively.

     Stockholders’ equity amounted to $5.0 million at March 31, 2004, as compared with $4.6 million at December 31, 2003.

Inflation and Currency Fluctuation

     Inflation and currency fluctuations have not previously had a material impact upon the results of operations and are not expected to have a material impact in the near future.

Cash and Sources of Liquidity

     The Company historically has satisfied its operating cash requirements primarily through cash flow from operations, from borrowings and from trade and equity financings. At March 31, 2004, the company had $842,418 in cash and cash equivalents, $583,981 in accounts receivable, and $132,000 in subscriptions receivable from equity financings.

     The Company is also continuing to explore opportunities for long-term debt and equity financing. Funds received from these financings, if and when available, will be used as working capital to finance the growth of the Company, and to provide financing for the clinical trials and new product development management contemplates.

Item 3. Controls and Procedures

     The Company’s Chief Executive Officer and Chief Financial Officer evaluated the Company’s disclosure controls and procedures within 90 days of the filing date of this quarterly report. Based upon the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that material information required to be disclosed is included in the reports that it files with the Securities and Exchange Commission.

     There were no significant changes in the Company’s internal controls or, to the knowledge of the management of the Company, in other factors that could significantly affect internal controls subsequent to the evaluation date.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

     In February, 2004, a complaint was filed in federal court by two directors of the Company, as well as other purported shareholders of the Company. The defendants are the Company and several officers and directors of the Company. The complaint alleges, among other things, that the CEO of SinoFresh used corporate funds for his personal benefit and that he did not transfer patents to the Company and two entities related through common shareholders. The complaint also alleges that the Company’s financial statements are not proper. In April 2004, the principals of Sargon Capital, Inc. (“Sargon”) filed another complaint alleging a breach of a financial consulting services agreement by failing to pay certain fees. The complaint also alleges defamation of the principal and a civil conspiracy to prevent Sargon from doing business in the State of Florida. Management has investigated the complaints and believes the allegations in both complaints to be blatantly incendiary, false and misleading. The Company, on behalf of itself and its officers and directors, intends to vigorously defend the suits. On March 4, 2004, the Company filed a Motion to Dismiss the Complaint in federal court citing numerous legal deficiencies and the failure to meet statutory procedure requirements.

     Management of the Company believes that the lawsuits are a backlash by Sargon and one of its principals against the Company in connection with the attempted removal of two board members of the Company. Sargon had been retained by the Company’s predecessor for investment banking and consulting services. Over the course of Sargon’s association with the Company, current management came to believe that it was in the best interests of the Company and its shareholders to sever ties with Sargon and one of its principals. Since two of the board members were designees of Sargon, the Company deemed it in its best interests to remove them as directors and to seek substitute directors who were independent from Sargon. The Company is currently taking the steps necessary for the removal of these directors.

     Also in April 2004, a lawsuit was filed alleging that the Company breached an agreement by failing to pay fees for a broker financing arrangement. The complaint seeks damages of $120,000 plus interest and attorney’s fees. The company denies the allegations and intends to vigorously defend the suit.

     The condensed consolidated financial statements include accruals for fees owed to Sargon with respect to the financial consulting services agreement. However, no adjustment or provision has been made related to the other foregoing matters, the ultimate outcome of which cannot be presently determined.

Item 2. Changes in Securities.

(c)

Transaction
				Description/	Section/Rule Under	Terms of Conversion
				Type and Amount of	Which Registrant	or Exercise of
Date	Title	Amount	Name	Consideration	Claimed Exemption	Securities
1/04 1/04	Options Common stock	50,000 12,500	Michael Gillette Bill Wilferth	Services Services	4(2) 4(2)	$1.70 Exercise price N/A

Item 3. Defaults upon Senior Securities

     The Company has not complied with certain principal reduction requirements under its amended agreements on two secured convertible notes. As of March 31, 2004, $189,225 and $73,082 was outstanding on each of these convertible notes, respectively. The note holder is also a shareholder of the Company.

Item 4. Submission of Matters to a Vote of Security Holders.

     Not applicable

Item 5. Other Information

     Not applicable

Item 6. Exhibits and Reports on Form 8-K.

(a)     Exhibits.

Exhibit Number	Title of Document	Location of Document
Exhibit 10.24	Teaming Agreement with Lovelace Respiratory Research Institute	Filed herewith

(b)     Reports on Form 8-K.

Form	Description	Filing Date
8-K	Results of Operations and Financial Condition	4/16/04
8-K/A	Changes in Registrant’s Certifying Accountant	4/12/04
8-K	Extension for Annual Report	3/31/04
8-K/A-2	Change in Control of Registrant	3/25/04
8-K	Changes in Registrant’s Certifying Accountant	3/11/04

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SINOFRESH HEALTHCARE, INC.
May 14, 2004	By /s/ Charles A. Fust
Charles A. Fust, Chief Executive Officer

May 14, 2004	By /s/ Russell R. Lee III
Russell R. Lee III , Chief Financial Officer