Form 10QSB
period 2004-06-30
SINOFRESH HEALTHCARE INC
filed 2004-08-16
CIK 1171596

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-QSB

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Yes ☒  No ☐

The number of shares outstanding of each of the issuer’s classes of common equity as of July 1, 2004:

Common Stock, No Par Value 13,314,323 shares

Transitional Small Business Disclosure Format (check one):

Yes ☐  No ☒

Table of Contents

SINOFRESH HEALTHCARE, INC.

i

PART I — FINANCIAL STATEMENTS

SINOFRESH HEALTHCARE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2004	December 31, 2003
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$158,810	$368,394
Accounts receivable, net of allowances of $15,000	106,343	645,969
Inventory	29,638	172,007
Other current assets	103,481	174,283

TOTAL CURRENT ASSETS	398,272	1,360,653
FURNITURE AND EQUIPMENT, NET	125,720	138,191
PATENTS, NET	2,634,627	2,750,010
GOODWILL	2,409,401	2,409,401
OTHER ASSETS	6,418	7,218

TOTAL ASSETS	$5,574,438	$6,665,473

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Current portion of notes payable and capital leases	$219,448	$584,826
Accounts payable, including $195,280 and $102,866 due to related parties	1,530,915	693,258
Accrued expenses, including $172,875 and $245,889 due to related parties	462,765	679,124

TOTAL CURRENT LIABILITIES	2,213,128	1,957,208
CAPITAL LEASES, NET OF CURRENT MATURITIES	72,957	83,851

TOTAL LIABILITIES	2,286,085	2,041,059
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Common stock, no par value; 500,000,000 shares authorized; 12,075,573 shares issued and outstanding and 1,238,750 shares issuable at June 30, 2004; 10,280,083 shares issued and outstanding and 3,021,740 shares issuable at December 31, 2003	2,273,866	2,251,991
Preferred stock, no par value; 200,000,000 shares authorized:
Series A convertible preferred stock, voting; 858,170 shares authorized, issued and outstanding (aggregate liquidation value of $1,716,339 at June 30, 2004)	1,716,339	1,716,339
Series B convertible preferred stock, voting; 1,500,000 shares authorized, issued and outstanding (aggregate liquidation value of $3,000,000 at June 30, 2004)	3,000,000	3,000,000
Series C convertible preferred stock, voting; 1,250,000 shares authorized; 1,218,711 shares issued and outstanding (aggregate liquidation value of $2,437,422 at June 30, 2004)	2,189,261	2,189,261
Accumulated deficit	(5,759,113)	(4,281,177)
Warrant subscriptions receivable	(132,000)	(252,000)

TOTAL STOCKHOLDERS’ EQUITY	3,288,353	4,624,414

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,574,438	$6,665,473

See notes to condensed consolidated financial statements.

SINOFRESH HEALTHCARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
REVENUE	$183,863	$221,526	$2,115,432	$351,725
COST OF REVENUE	81,803	49,004	490,359	92,792

GROSS PROFIT	102,060	172,522	1,625,073	258,933
OPERATING EXPENSES
Salaries and related expense	312,957	124,515	620,437	281,508
Professional fees	444,768	284,175	841,323	568,112
Other general and administrative	156,829	134,197	290,453	237,745
Marketing and advertising expenses	664,673	203,939	973,615	298,217
Research and development expenses	173,632	21,961	264,249	55,935
Depreciation and amortization	65,449	78,060	130,801	124,410

TOTAL OPERATING EXPENSES	1,818,308	846,847	3,120,878	1,565,927

LOSS FROM OPERATIONS	(1,716,248)	(674,325)	(1,495,805)	(1,306,994)
OTHER INCOME (EXPENSE):
Interest, net	(12,015)	(20,112)	(27,544)	(41,997)
Other income (expense)	5,000	(1,924)	45,413	410

TOTAL OTHER INCOME (EXPENSE)	(7,015)	(22,036)	17,869	(41,587)

NET LOSS
BEFORE INCOME TAXES	(1,723,263)	(696,361)	(1,477,936)	(1,348,581)
PROVISION FOR INCOME TAXES	—	—	—	—

NET LOSS	$(1,723,263)	$(696,361)	$(1,477,936)	$(1,348,581)

NET LOSS
PER COMMON SHARE
-basic	$(0.13)	$(0.06)	$(0.11)	$(0.13)

-diluted	$(0.13)	$(0.06)	$(0.11)	$(0.13)

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING
-basic	13,314,323	10,768,490	13,313,293	10,768,490

-diluted	13,314,323	10,768,490	13,313,293	10,768,490

See notes to condensed consolidated financial statements.

SINOFRESH HEALTHCARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six Months Ended June 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,477,936)	$(1,348,581)
Adjustments to reconcile net loss to net cash provided by (used in) operations:
Stock issued for services	21,875	—
Stock issued for as settlement cost and to consultant	—	123,000
Amortization and depreciation	130,801	124,410
Changes in assets and liabilities:
Accounts receivable	539,626	(28,554)
Inventory	142,369	(102,738)
Other current assets	70,802	(154,915)
Other assets	800	4,004
Accounts payable	837,657	123,308
Accrued expenses	(216,359)	326,313
Deferred revenue	—	(17,678)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	49,635	(951,431)
INVESTING ACTIVITIES
Acquisition of SinoFresh Laboratories, Inc., net of cash	—	(72,605)
Payments for furniture and equipment	(2,947)	(10,171)

NET CASH USED IN INVESTING ACTIVITIES	(2,947)	(82,776)
FINANCING ACTIVITIES
Net proceeds from issuance of stock and warrants	—	1,219,787
Payments received on warrant subscriptions receivable	120,000	—
Proceeds from short-term notes payable	—	300,000
Payments on short-term notes payable	—	(10,500)
Payments on long-term debt and capital leases	(376,272)	(90,829)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(256,272)	1,418,458
NET INCREASE (DECREASE) IN CASH	(209,584)	384,251
CASH AND CASH EQUIVALENTS — beginning of period	368,394	245,685

CASH AND CASH EQUIVALENTS — end of period	$158,810	$629,936

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$57,510	$12,603

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

     The Company’s business is subject to various risks and uncertainties. The Company’s ability to continue, as a going concern is dependent on its ability to market and distribute its products, utilize the technology underlying its patents, and further develop existing and new products. All of these activities are capital intensive and will be dependent on cash flow from operations and/or additional outside funding. While the Company has a working capital deficit at June 30, 2004 of $1,814,856, management believes that it can secure additional outside funding. The rate of the Company’s future growth and success will be dependent on its ability to generate the necessary resources through product sales or otherwise. The accompanying statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

     In the opinion of management, all adjustments, consisting of normal recurring adjustments, have been made in the June 30, 2004 and 2003 financial statements, which are necessary for a fair financial statement presentation. The results for the three and six months ended June 30, 2004 and 2003 are not necessarily indicative of financial operations for the full year.

     For further information, refer to the financial statements and footnotes included in the Company’s Annual Report on Form 10-KSB as filed with the Securities and Exchange Commission for the year ended December 31, 2003.

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

Note 2. Shareholders’ Equity

     During the six months ended June 30, 2004, the Company granted 105,000 stock options to employees. The exercise prices range from $1.00 to $1.70 and are equal to the market prices as of the date of grants. The options expire in five years and vest ratably over a three-year period.

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

     The following table reflects proforma supplemental financial information related to stock-based employee compensation, as required by SFAS No. 123 and SFAS 148 for the three months ended June 30,:

	2004	2003
Net loss, as reported	$(1,723,263)	$(696,361)
Additional stock-based employee compensation costs that would have been included in the determination of net loss if the fair value method (SFAS No. 123) had been applied to all awards	(79,834)	—

Pro forma net loss, as if the fair value method had been applied to all awards	$(1,803,097)	$(696,361)

Net loss per common share, as reported
-basic	$(0.13)	$(0.06)

-diluted	$(0.13)	$(0.06)

Pro forma net loss per common share, as if the fair value method had been applied to all awards
-basic	$(0.14)	$(0.06)

-diluted	$(0.14)	$(0.06)

     The following table reflects proforma supplemental financial information related to stock-based employee compensation, as required by SFAS No. 123 and SFAS 148 for the six months ended June 30,:

	2004	2003
Net loss, as reported	$(1,477,936)	$(1,348,581)
Additional stock-based employee compensation costs that would have been included in the determination of net loss if the fair value method (SFAS No. 123) had been applied to all awards	(151,501)	—

Pro forma net loss, as if the fair value method had been applied to all awards	$(1,629,437)	$(1,348,581)

Net loss per common share, as reported
-basic	$(0.11)	$(0.13)

-diluted	$(0.11)	$(0.13)

Pro forma net loss per common share, as if the fair value method had been applied to all awards
-basic	$(0.12)	$(0.13)

-diluted	$(0.12)	$(0.13)

Note 4: Related Party Information

     One of the Company’s attorneys served as Secretary until April 2003. The Company had incurred legal fees with this law firm through April 2003 of approximately $13,000 and $44,000 for the three and six months ended June 30, 2003, respectively.

     A director of the Company is the principal owner of a law firm that provided services to the Company. The expenses incurred to that law firm were approximately $1,000 and $16,000 for the three and six months ended June 30, 2004, respectively. The company incurred expenses to this law firm of approximately $28,000 and $105,000 for the three and six months ended June 30, 2003.

     A former director of the Company provided consulting services to the Company directly and through his affiliate. Consulting expenses for this consultant while serving as a director were approximately $18,000 and $54,000 for the three and six months ended June 30, 2003. The consultant did not serve as a director in 2004.

     The Company incurred consulting fees for the three and six months ended June 30, 2003 of approximately $24,000 and $48,000 to an entity affiliated with a former director/principal stockholder. There were no such fees incurred in 2004.

     The Company leases its current facility from an entity controlled by two of the Company’s officers and directors and has contractual arrangements with other related parties. Rent paid to these parties during the three and six months ended June 30, 2004 was approximately $19,000 and $39,000. No rent was paid to these parties during the three and six months ended June 30, 2003.

     The Company rents on a month to month basis from an officer and director at the sum of $1,250 per month a condominium apartment owned by the officer and director and which is used as corporate housing by the Company. Total rent expensed for the three and six months ended June 30, 2004 was $2,500 and $6,250. There was no rent paid on this facility during the first half of 2003. This arrangement was terminated in June 2004.

Note 5: Contingencies

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

     As of June 30, 2004, the Company is not in compliance with its notes payable principal reduction requirements and as a result, is in technical default. As of June 30, 2004, approximately $197,000 of principal was outstanding on these convertible notes.

     In July 2004, a lawsuit was filed alleging that the Company breached an agreement, dated September 1, 2002 by failing to pay for certain executive search fees. The complaint seeks damages of $14,400. The Company, which was not incorporated until October 15, 2002 and did not have any assets or operations until November 2002, contests the validity of the contract and intends to vigorously defend the suit.

     In September 2003, the Company issued 10,768,490 shares of common stock, 858,170 shares of Series A preferred stock, 1,500,000 shares of Series B preferred stock, and 1,218,711 shares of Series C preferred stock in exchange for the outstanding shares of common stock and preferred stock held by shareholders of the Company’s predecessor, SinoFresh HealthCare, Inc., a Delaware corporation (“HealthCare”). That transaction resulted in HealthCare merging into a wholly-owned subsidiary of the Company, which subsidiary is now known as SinoFresh Corporation. In connection with that transaction, the Company has been unable to obtain from either former counsel to the Company or former counsel to HealthCare (Mr. David Otto, a director of the Company), who were counsel to the Company and HealthCare, respectively, at the time of the merger, information the Company presently believes is sufficient to indisputably support one or more exemption(s) from registration that were relied upon in connection with the issuance of the merger shares. If such information is not available, the issuance of the shares of the

Company in respect of the merger may not have been in compliance with the registration provisions of the federal and state securities laws. There may have been a violation of Section 5 of the Securities Act of 1933, as amended due to the unavailability of an exemption from registration. As a result, the Company may be exposed to claims for rescission by shareholders who received shares in the merger. Although the Company would vigorously defend against any such actions, litigation may be costly and there is no assurance of the outcome. If the Company lost its defense in any such litigation, the cost of repurchasing the shares could be material to the Company.

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

Overview

     The Company is a pharmaceutical company engaged in the research, development, and marketing of proprietary products for the prevention and treatment of upper respiratory disorders. The Company’s nasal product, for which it holds U.S. and international patents, has undergone more than five years of development and clinical development, and has been proven to be effective in killing molds and bacteria that colonize in the nose, throat and sinuses causing non-allergic reactions and symptoms of sinusitis. SinoFresh™ Nasal & Sinus Care was distributed by the Company in a limited geographical area in Florida until May 2003 at which time the Company entered into an agreement to obtain national distribution through various drug and grocery store chains. The Company outsources the manufacturing of its current product to an FDA approved contract-manufacturing facility that also produces private-label drugs for a number of major U.S. retail chains, including Wal-Mart.

     In 2003, all of the Company’s revenues were derived from the sale of the SinoFresh™ Nasal & Sinus Care product in the United States. The principal outlets for this product currently include approximately 17,000 national drug and food chain stores, mainly CVS, Eckerd, Osco Drug, Publix Super Markets, Rite Aid, Sav-on Drugs and Walgreens. At year-end 2003, the nasal product was on the shelf in approximately 80% of these stores. In 2004, the Company has expanded its retail distribution network to include Wal-Mart and continues to pursue other national food and drug chain stores and a significant number of independent pharmacies (about 45,000 in all) which the Company is endeavoring to reach through sales brokers. Additionally, the Company will continue its expansion into the remainder of the chain stores that are already being serviced.

     Within the next six to twelve months, the Company plans to launch Laryn-X™, a product designed for oral and throat care. Before the launch, the Company must conduct focus group research to verify market positioning. The Company also has a patent pending on a new proprietary over-the-counter (OTC) product for the treatment of otitis (“swimmer’s ear”).

     Currently, the Company has under development several promising new products for upper respiratory disorders and related diseases. The Company is in the early stages of developing a medical device and pharmaceutical-dosing system in collaboration with the Silverstein Institute of Sarasota, Florida, a world renowned medical institute specializing in ear, nose and throat medicine.

     In May 2004, the Company entered into a Research and Development Agreement with the Lovelace Respiratory Research Institute of Albuquerque, New Mexico. The effort is focused on joint-sponsored programs designed to find new therapeutic uses for SinoFresh’s popular antiseptic nasal spray product in the respiratory arena. Initial testing, focused on possible anti-infective uses for the product, has shown strong anti-viral activity against common viral pathogens including Respiratory Syncytial Virus (RSV) and Adenovirus.

     In assessing the feedback from the Company’s test market and initial product launch for its nasal product, the Company recognized that most OTC drug products in the sinus category today (primarily antihistamines and decongestants) treat the symptoms rather than the causes of sinusitis, a disease that newer developments in the science have determined to be a non-allergic reaction to a buildup of molds and bacteria in the nostrils and sinus cavities. The Company is in the process of establishing the protocols for filing an Investigative New Drug (IND) application with the FDA geared to non-allergic inflammatory rhinitis and chronic sinusitis and to undertake the clinical studies necessary to the reclassification and FDA approval of SinoFresh™ Nasal & Sinus Care to a New Drug Application (NDA) approved product for the OTC market. Management believes that the achievement of this reclassification would set SinoFresh™ Nasal & Sinus Care apart from the competition as the only FDA-approved drug for the treatment of chronic sinusitis in the OTC drug category. According to reports from the Center for Disease Control, approximately 37 million Americans suffer the debilitating effects of chronic sinusitis.

     This end result of the IND process will be to allow the Company to expand the number of on-label claims for its current nasal product. This process, however, will require additional capital. If the Company is successful in securing such capital, it plans to commence Phase III pivotal clinical trials (multi-site, double blinded studies) in conjunction with leading research institutions in the United States. The Company expects that these efforts will be successful; ultimately leading to an FDA approved NDA on SinoFresh™ Nasal & Sinus Care within 18 to 24 months.

     Company shares are traded on the Over-the-Counter-Bulletin Board under the symbol, SFSH.OB.

Results of Operations and Financial Position

     Revenues decreased $37,663 from $221,526 to $183,863 for the three months ended June 30, 2003 and 2004, respectively. The decrease is a result of an excess market supply which occurred in the first quarter of 2004, thus slowing down shipments in the second quarter. This over-supply appears to have been exhausted towards the end of the second quarter as evidenced by an increase in customer orders shipped in early July. However, revenues increased $1,763,707 from $351,725 to $2,115,432 for the six months ended June 30, 2003 and 2004, respectively. The increase is a result of an expansion of marketing efforts from alpha and beta testing in southwest Florida during the first half of 2003 to nationwide accounts during the first half of 2004. Additionally, revenues for the first half of 2004 were affected by the recognition of approximately $800,000 in pay-to-scan type sales. Shipments for these products took place primarily in the last quarter of 2003, but the sales recognition process had not been completed until 2004. The Company is no longer subject to these contingent sales arrangements.

     Gross profit for the quarter ended June 30, 2004 were $102,060 (or 56%), compared to $172,522 (or 78%) for the corresponding period in 2003. The percentage decrease relates to co-op charges which were offset against revenues in 2004. Co-op fees are generally associated with large national retailers and accordingly were minimal in the second quarter of 2003 because the Company’s customer base was primarily independent pharmacies. Gross profit for the six months ended June 30, 2004 was $1,625,073 (or 77%), compared to $258,933 (74%) for the six months ended June 30, 2003. The increase in percentage relates to obsolete inventory written off in 2003 offset by higher average pricing in 2003 due to the shift in customer base in the first half of 2003 versus 2004. In 2003, a significant portion of sales were to individual consumers as opposed to retail outlets in 2004. Sales to retail outlets are priced less than sales to individual consumers. The Company’s primary focus going forward will be on retail outlets.

Salaries and other compensation expenses increased $188,442, from $124,515 to $312,957 for the three months ended June 30, 2003 and 2004, respectively and increased $338,929, from $281,508 to $620,437 for the six months ended June 30, 2003 and 2004, respectively. These increases are a result of an increase in personnel in order to support the growing organization. Professional fees increased $160,593, from $284,175 to $444,768 for the three months ended June 30, 2003 and 2004, respectively and increased $273,211, from $568,112 to $841,323 for the six months ended June 30, 2003 and 2004, respectively. This increase is primarily related to an increase in accounting fees associated with filing the 2003 10-KSB, legal expenses associated with defending corporate patents and other litigation issues. Other general and administrative expenses increased $22,632, from $134,197 to $156,829 for the three months ended June 30, 2003 and 2004, respectively and increased $52,708, from $237,745 to $290,453 for the six months ended June 30, 2003 and 2004, respectively. These increases were due to the growing nature of the business.

     Marketing and advertising expenses increased $460,734 from $203,939 to $664,673, for the quarters ended June 30, 2003 and 2004, respectively. For the six months ended June 30, 2003 and 2004, marketing and advertising expenses increased $675,398, from $298,217 to $973,615, respectively. These increases reflect the Company’s strategy of marketing its product nationwide. The Company uses radio advertising and endorsements as a primary means of its marketing activities. These efforts are necessary in order to continue to attract consumer interest.

     Research and development expenditures reflect the costs associated with basic research, product development, clinical testing, and the costs associated with regulatory compliance, patent applications and maintenance, trademark registration, product enhancement and the development of new products related and unrelated to our current product line. For the quarters ended June 30, 2004 and 2003, the company’s R&D expenditures amounted to $173,632 and $21,961, respectively. For the six months ended June 30, 2004 and 2003, these expenditures were $264,249 and $55,935, respectively. R&D expenditures are expected to continue to increase over the next several years, both in absolute terms and as a percentage of all spending. These increases are reflective of the company’s commitment to market only the best-in-breed, to advance the science of upper respiratory health, and to stay ahead of the competition in its field and on the leading edge in the science.

     With the emergence of several lawsuits during 2004, management made a conscious decision to defer certain research, development and marketing activities during the six months ended June 30, 2004. Such activities may be accelerated in future quarters in order to make up for lost efforts over the last two quarters.

     Depreciation and amortization totaled $65,449 and $78,060 for the quarters ended June 30, 2004 and 2003, respectively. For the six months ended June 30, 2004 and 2003, these expenses were $130,801 and $124,410, respectively.

     The Company had net losses of $1,723,263 ($0.13 per share) and $696,361 ($0.06 per share) for the quarters ended June 30, 2004 and 2003, respectively. Net losses for the six months ended June 30, 2004 and 2003 were $1,477,936 ($0.11 per share) and $1,348,581 ($0.13 per share), respectively.

     As of June 30, 2004, the Company had total assets of $5.6 million, compared to $6.7 million at December 31, 2003. The decrease of $1.1 million in total assets relates primarily to a decrease in cash and cash equivalents and accounts receivable. Decreases in these assets are attributable to strong sales volume in the fourth quarter of 2003 versus a weaker sales volume in the second quarter of 2004. Total liabilities were $2.3 million at June 30, 2004, compared to $2.0 million at December 31, 2003. Working capital (deficit) was ($1,814,856) and ($596,555) as of June 30, 2004 and December 31, 2003, respectively.

     Stockholders’ equity amounted to $3.3 million at June 30, 2004, as compared with $4.6 million at December 31, 2003.

Inflation and Currency Fluctuation

     Inflation and currency fluctuations have not previously had a material impact upon the results of operations and are not expected to have a material impact in the near future.

Cash and Sources of Liquidity

     The Company historically has satisfied its operating cash requirements primarily through cash flow from operations, from borrowings and from trade and equity financings. At June 30, 2004, the Company had $158,810 in cash and cash equivalents, $106,343 in net accounts receivable, and $132,000 in subscriptions receivable from equity financings.

     The Company will continue to explore additional opportunities for long-term debt and equity financing. Funds received from these financings, if and when available, will be used as working capital to finance the growth of the Company, and to provide financing for future research and development programs.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

     Certain shareholders of the Company, including Charles Fust, Stacey Maloney-Fust and P. Robert DuPont who are also officers and directors of the Company, voted by written consent to remove Messrs. Bannon and Otto as directors and officers of the Company (which attempt was unsuccessful as discussed below). The decision to remove Messrs. Bannon and Otto was made after it became apparent that they were not investigating certain improprieties that may have occurred as a result of actions of Sargon Capital, Inc. and Andrew Badolato, a former officer and director of the Company’s predecessor and a consultant to the Company. (Upon the request of Messrs. Fust, DuPont and Ms. Maloney-Fust, the Board earlier had formed a committee comprised of Messrs. Otto, Bannon and DuPont to investigate the matters regarding Sargon Capital, Inc. and Andrew Badolato.) Messrs. Bannon and Otto were notified by letter dated January 30, 2004 that they had been removed as directors. On February 9, 2004, Messrs. Fust, DuPont, Otto, Bannon and Ms. Maloney-Fust received a letter from an attorney representing Andrew Badolato, Sargon Capital, Inc. and four shareholders (including Michael Hawkins, a director or other affiliate of Sargon Capital, Inc.) alleging various breaches of fiduciary duty and self-dealing purportedly committed by Messrs. Fust, DuPont and Ms. Maloney-Fust, and demanding an investigation and a report within 30 days.

     On February 20, 2004, a law suit was filed in the U.S. District Court, Middle District of Florida, Ft. Myers Division, Case No. 04-CV-95-FTM-29 SPC, styled Hawkins, et al. vs. Charles Fust, et al., and an amended complaint was filed on March 3, 2004 which merely changed allegations directed toward the location where the action may be heard and noted that the Company is a Florida corporation. This legal proceeding was moved to the U.S. District Court located in Tampa, Florida. The plaintiffs include Stephen Bannon and David Otto, directors of the Company, as well as other purported shareholders of the Company. The defendants are Charles Fust, Stacey Maloney Fust, Robert DuPont, Russell R. Lee, III, and SinoFresh HealthCare, Inc. The complaint alleges that it is a class action suit claiming federal securities law violations, breach of fiduciary duty, rescission of certain acts and contracts of the Company, and an accounting and constructive trust, being brought by the lead plaintiffs on behalf of themselves and all persons in a class (other than the defendants) who purchased the Company’s publicly traded shares between January 1, 2003 and February 19, 2004; however, the lawsuit was not certified as a class action suit. The complaint essentially contained the same allegations as in the above-described demand letter.

     In June 2004, the plaintiffs filed a corrected second amended complaint in the U.S. District Court, Middle District of Florida, Tampa Division, Case No. 8:04-CV-490-T-30MSS. This complaint notes the Company as a nominal defendant and adds the Company’s corporate counsel as additional defendants (seeking compensatory damages, including reimbursement of legal fees paid by the Company). The complaint alleges that it is a derivative suit, includes the same allegations as in the original complaint, and also alleges, among other things, inadequate disclosure by the defendants in SEC filings regarding related party transactions and regarding Mr. Fust’s beneficial ownership (wherein Mr. Fust reported ownership of an additional 1,000,000 shares Crown IV Holdings portends to own), all for the alleged purpose of the defendants maintaining control of the Company. In this complaint the plaintiffs request, among other things, that the Court appoint a special monitor during the pendency of the litigation with authority to conduct investigations and issue a report to the Court; that the Court enjoin the defendant directors from “committing certain violations of Federal securities laws”, and from taking certain actions, including using corporate funds for the defense of the directors in the suit, conducting transactions in the Company’s stock and soliciting proxies for a 2004 annual meeting.

     In June 2004, the Company filed a motion with the Court (a) requesting the Court to appoint an independent person to make a good faith determination, after conducting a reasonable investigation, as to whether it is in the best interests of the Company to maintain the shareholder derivative suit, and (b) requesting a stay of all proceedings in the case until the results of the investigation are provided to the Court. The interim stay has been granted. The Company is confident that if the Court grants the motion for appointment of an independent investigator, that the lawsuit will be shown to lack merit.

     In March 2004, the Company declared null and void two contracts entered into with Sargon Capital, Inc., a shareholder and an affiliate of a former director and officer, to-wit: an Investment Banking Services Agreement dated October 24, 2002, and a Financial Consulting Services Agreement originally dated in November 2002 which monthly payments under this consulting agreement approximate $8,000 with $96,000 due for the years 2003 and

2004, and $80,000 due for 2005. The consulting agreement was revised September 8, 2003 extending the term of September 2006 and increasing compensation to include 0.5% of gross revenue and 0.6% of net income before taxes, interest and amortization. Sargon claimed that the Company owes approximately $173,000 for these services.

     In April 2004, a lawsuit was filed in Circuit Court for the 12th Judicial Circuit in and for Sarasota County, Florida, styled Sargon Capital, Inc. and Andrew Badolato vs. SinoFresh HealthCare, Inc., Charles Fust and John Hallman, Case No. 2004 CA3732SC. The complaint alleges a breach of the financial consulting services agreement by failing to pay certain fees to Sargon Capital, Inc. The complaint also alleges defamation of the principal of Sargon Capital, inc. and a civil conspiracy to prevent Sargon Capital, Inc. from doing business in the State of Florida. The Company believes that the agreements were improperly approved, were breached by Sargon, and are illegal because of the lack of appropriate licensure of Sargon. The Company, on behalf of itself and its officers and directors, intends to vigorously defend the suit.

     In July 2004, a lawsuit was filed against the Company by Russell Waggoneer, d/b/a Reach Consultants, in the County Court in and for Sarasota County, Florida, Case No. 2004CC3501NC alleging that the Company breached an agreement, dated September 1, 2002 by failing to pay for certain executive search fees. The complaint seeks damages of $14,400. The Company, which was not incorporated until October 15, 2002 and did not have any assets or operations until November 2002, contests the validity of the contract and intends to vigorously defend the suit.

     The condensed consolidated financial statements include accruals for fees owed to Sargon with respect to the financial consulting services agreement. However, no adjustment or provision has been made related to the other foregoing matters, the ultimate outcome of which cannot be presently determined.

Item 2. Changes in Securities.

     Not applicable

Item 3. Defaults upon Senior Securities

     The Company has not complied with certain principal reduction requirements under its amended agreements on two secured convertible notes. As of June 30, 2004, a total of $197,061 in principal was outstanding on these convertible notes. The note holder is also a shareholder of the Company.

Item 4. Submission of Matters to a Vote of Security Holders.

     Not applicable

Item 5. Other Information

     In September 2003, the Company issued 10,768,490 shares of common stock, 858,170 shares of Series A preferred stock, 1,500,000 shares of Series B preferred stock, and 1,218,711 shares of Series C preferred stock in exchange for the outstanding shares of common stock and preferred stock held by shareholders of the Company’s predecessor, SinoFresh HealthCare, Inc., a Delaware corporation (“HealthCare”). That transaction resulted in HealthCare merging into a wholly-owned subsidiary of the Company, which subsidiary is now known as SinoFresh Corporation. In connection with that transaction, the Company has been unable to obtain from either former counsel to the Company or former counsel to HealthCare (Mr. David Otto, a director of the Company), who were counsel to the Company and HealthCare, respectively, at the time of the merger, information the Company presently believes is sufficient to indisputably support one or more exemption(s) from registration that were relied upon in connection with the issuance of the merger shares. If such information is not available, the issuance of the shares of the Company in respect of the merger may not have been in compliance with the registration provisions of the federal and state securities laws. There may have been a violation of Section 5 of the Securities Act of 1933, as amended due to the unavailability of an exemption from registration. As a result, the Company may be exposed to claims for rescission by shareholders who received shares in the merger. Although the Company would vigorously defend against any such actions, litigation may be costly and there is no assurance of the outcome. If the Company lost its defense in any such litigation, the cost of repurchasing the shares could be material to the Company.

Item 6. Exhibits and Reports on Form 8-K.

     (a) Exhibits.

Exhibits	Description	Filing Date
31.1	Certifications of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act	Filed Herewith
31.2	Certifications of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act	Filed Herewith
32	Certifications of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed Herewith

    (b) Reports on Form 8-K.

Form	Description	Filing Date
8-K	Results of Operations and Financial Condition	4/16/04
8-K/A	Changes in Registrant’s Certifying Accountant	4/12/04

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SINOFRESH HEALTHCARE, INC.
August 13, 2004	By /s/ Charles A. Fust Charles A. Fust, Chief Executive Officer
August 13, 2004	By /s/ Russell R. Lee III Russell R. Lee III, Chief Financial Officer