Form 10QSB
period 2004-09-30
SINOFRESH HEALTHCARE INC
filed 2004-11-02
CIK 1171596

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-QSB

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

[_]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

Yes  [X] No  [_]

The number of shares outstanding of each of the issuer’s classes of common equity as of October 15, 2004:

Common Stock, No Par Value 13,627,745 shares

Transitional Small Business Disclosure Format (check one):

Yes  [_] No  [X]

SINOFRESH HEALTHCARE, INC.

i

PART I — FINANCIAL STATEMENTS

SINOFRESH HEALTHCARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2004	December 31, 2003
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$121,231	$368,394
Accounts receivable, net of allowances of $21,083 and $15,000	602,397	645,969
Inventory	9,020	172,007
Other current assets	110,861	174,283

TOTAL CURRENT ASSETS	843,509	1,360,653
FURNITURE AND EQUIPMENT, NET	117,961	138,191
PATENTS, NET	2,576,937	2,750,010
GOODWILL	2,409,401	2,409,401
OTHER ASSETS	6,418	7,218

TOTAL ASSETS	$5,954,226	$6,665,473

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Current portion of convertible notes payable and capital leases	$199,699	$584,826
Accounts payable, including $198,948 and $102,866 due to related parties	1,781,028	693,258
Accrued expenses, including $172,875 and $245,889 due to related parties	548,703	679,124

TOTAL CURRENT LIABILITIES	2,529,430	1,957,208
CAPITAL LEASES, NET OF CURRENT MATURITIES	67,360	83,851

TOTAL LIABILITIES	2,596,790	2,041,059
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Common stock, no par value; 500,000,000 shares authorized; 13,314,323 shares issued and outstanding as of September 30, 2004; 10,280,083 shares issued and outstanding and 3,021,740 shares issuable at December 31, 2003	2,273,866	2,251,991
Preferred stock, no par value; 200,000,000 shares authorized:
Series A convertible preferred stock, voting; 858,170 shares authorized, issued and outstanding (aggregate liquidation value of $1,716,339 at September 30, 2004)	1,716,339	1,716,339
Series B convertible preferred stock, voting; 1,500,000 shares authorized, issued and outstanding (aggregate liquidation value of $3,000,000 at September 30, 2004)	3,000,000	3,000,000
Series C convertible preferred stock, voting; 1,250,000 shares authorized; 1,218,711 shares issued and outstanding (aggregate liquidation value of $2,437,422 at September 30, 2004)	2,189,261	2,189,261
Accumulated deficit	(5,690,030)	(4,281,177)
Warrant subscriptions receivable	(132,000)	(252,000)

TOTAL STOCKHOLDERS’ EQUITY	3,357,436	4,624,414

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,954,226	$6,665,473

See notes to condensed consolidated financial statements.

SINOFRESH HEALTHCARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
REVENUE	$1,170,425	$426,163	$3,285,857	$777,888
COST OF REVENUE	325,651	178,724	816,010	271,516

GROSS PROFIT	844,774	247,439	2,469,847	506,372
OPERATING EXPENSES
Salaries and related expense	301,005	221,741	921,442	503,249
Professional fees	186,294	408,688	1,027,617	976,800
Other general and administrative	122,746	141,156	413,199	378,901
Marketing and advertising expenses	93,268	168,142	1,066,883	466,359
Research and development expenses	15,496	73,939	279,744	129,874
Depreciation and amortization	65,448	63,450	196,250	187,860

TOTAL OPERATING EXPENSES	784,257	1,077,116	3,905,135	2,643,043

INCOME (LOSS) FROM OPERATIONS	60,517	(829,677)	(1,435,288)	(2,136,671)
OTHER INCOME (EXPENSE):
Interest, net	8,228	(23,136)	(19,316)	(65,134)
Other income (expense)	338	(153,923)	45,751	(153,512)

TOTAL OTHER INCOME (EXPENSE)	8,566	(177,059)	26,435	(218,646)

NET INCOME (LOSS) BEFORE INCOME TAXES	69,083	(1,006,736)	(1,408,853)	(2,355,317)
PROVISION FOR INCOME TAXES	—	—	—	—

NET INCOME (LOSS)	$69,083	$(1,006,736)	$(1,408,853)	$(2,355,317)

NET INCOME (LOSS) PER COMMON SHARE
-basic	$0.01	$(0.09)	$(0.11)	$(0.21)

-diluted	$0.00	$(0.09)	$(0.11)	$(0.21)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
-basic	13,314,323	11,362,331	13,313,639	10,968,612

-diluted	19,833,085	11,362,331	13,313,639	10,968,612

See notes to condensed consolidated financial statements.

SINOFRESH HEALTHCARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Nine Months Ended September 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,408,853)	$(2,355,317)
Adjustments to reconcile net loss to net cash provided by (used in) operations:
Stock, stock options and warrants issued for services	21,875	706,125
Stock issued for as settlement cost and to consultant	—	100,000
Amortization and depreciation	196,250	187,746
Bad debt expense	—	14,000
Change in allowance for return	6,083	—
Other	—	(3,238)
Changes in assets and liabilities:
Accounts receivable	43,572	(169,130)
Inventory	162,987	(193,876)
Other current assets	63,422	(86,756)
Other assets	800	6,367
Accounts payable	1,087,770	433,725
Accrued expenses	(130,421)	252,332
Deferred revenue	—	(17,678)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	43,485	(1,125,700)
INVESTING ACTIVITIES
Acquisition of SinoFresh Laboratories, Inc., net of cash	—	(72,605)
Payments for furniture and equipment	(2,947)	(17,014)

NET CASH USED IN INVESTING ACTIVITIES	(2,947)	(89,619)
FINANCING ACTIVITIES
Net proceeds from issuance of stock and warrants	—	1,930,907
Payments received on warrant subscriptions receivable	120,000	—
Proceeds from short-term notes payable	—	300,000
Payments on short-term notes payable	—	(10,500)
Payments on long-term debt and capital leases	(401,618)	(237,711)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(281,618)	1,982,696
NET INCREASE (DECREASE) IN CASH	(241,080)	767,377
CASH AND CASH EQUIVALENTS — beginning of period	368,394	245,685

CASH AND CASH EQUIVALENTS — end of period	$127,314	$1,013,062

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$41,914	$145,319

See notes to condensed consolidated financial statements.

SinoFresh HealthCare, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2004

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

     The Company’s business is subject to various risks and uncertainties. The Company’s ability to continue as a going concern is dependent on its ability to market and distribute its products, utilize the technology underlying its patents, and further develop existing and new products. All of these activities are capital intensive and will be dependent on cash flow from operations and/or additional outside funding. While the Company has a working capital deficit at September 30, 2004 of $1,685,921, management believes that it can secure additional outside funding; however, no assurances can be provided that such outside funding will be secured or secured at terms agreeable to the Company. The rate of the Company’s future growth and success will be dependent on its ability to generate the necessary resources through outside funding, product sales or otherwise. The accompanying statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

     In the opinion of management, all adjustments, consisting of normal recurring adjustments, have been made in the September 30, 2004 and 2003 financial statements, which are necessary for a fair financial statement presentation. The results for the three and nine months ended September 30, 2004 and 2003 are not necessarily indicative of financial operations for the full year.

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

Certain reclassifications have been made in the 2003 statements to conform to the 2004 presentation.

Note 2. Shareholders’ Equity

     During the nine months ended September 30, 2004, the Company granted 105,000 stock options to employees and 1,000 options to consultants. The exercise prices range from $1.00 to $1.70 and are equal to the underlying common stock market prices as of the date of grants. The employee options expire in five years and vest ratably over a three-year period. The non-employee options vest immediately and expire in five years.

     Basic earnings per share is computed by dividing the net income (loss) available to common shareholders for the relevant period, by the weighted average number of shares of common stock issued, outstanding and issuable during the period. For purposes of calculating diluted earnings per share, the denominator includes both the weighted average number of shares of common stock and the number of dilutive common stock equivalents. The number of dilutive stock equivalents includes the effect of stock options calculated using the treasury stock method and the number of issuable shares upon the conversion of preferred stock and convertible debt outstanding.

     The following table reconciles the basic and dilutive earnings per share calculations for the three months ended September 30,:

	2004	2003
Net income (loss), as reported – basic	$69,083	$(1,006,736)
Add back interest expense from the conversion of debt to common shares	7,482	—

Net income (loss) available to common stockholders on a dilutive basis	$76,565	$(1,006,736)

Weighted average number of common shares outstanding — basic	13,314,323	11,362,331
Effect of dilutive securities:
Conversion of preferred stock, Series A, B and C	6,295,592	—
Conversion of debt	223,170	—
Assumed exercise of stock options	—	—

Weighted average number of common shares outstanding and dilutive potential of common shares	19,833,085	11,362,331

     The Company has 3,277,095 options and warrants as of September 30, 2004 that have not been included in the dilutive calculation because their effect was antidilutive. There are no dilutive securities for the nine months ended September 30, 2004 or 2003 and for the three months ended September 30, 2003 due to the net loss incurred for those periods.

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

     The following table reflects proforma supplemental financial information related to stock-based employee compensation, as required by SFAS No. 123 and SFAS 148 for the three months ended September 30,:

	2004	2003
Net income (loss), as reported	$69,083	$(1,006,736)
Additional stock-based employee compensation costs that would have been included in the determination of net income (loss) if the fair value method (SFAS No. 123) had been applied to all awards	(65,263)	(78,625)

Pro forma net income (loss), as if the fair value method had been applied to all awards	$3,820	$(1,085,361)

Net income (loss) per common share, as reported
-basic	$0.01	$(0.09)

-diluted	$0.00	$(0.09)

Pro forma net income (loss) per common share, as if the fair value method had been applied to all awards
-basic	$0.00	$(0.10)

-diluted	$0.00	$(0.10)

     The following table reflects proforma supplemental financial information related to stock-based employee compensation, as required by SFAS No. 123 and SFAS 148 for the nine months ended September 30,:

	2004	2003
Net loss, as reported	$(1,408,853)	$(2,355,317)
Additional stock-based employee compensation costs that would have been included in the determination of net loss if the fair value method (SFAS No. 123) had been applied to all awards	(216,764)	(78,625)

Pro forma net loss, as if the fair value method had been applied to all awards	$(1,625,617)	$(2,433,942)

Net loss per common share, as reported
-basic	$(0.11)	$(0.21)

-diluted	$(0.11)	$(0.21)

Pro forma net loss per common share, as if the fair value method had been applied to all awards
-basic	$(0.12)	$(0.22)

-diluted	$(0.12)	$(0.22)

Note 4: Related Party Information

     One of the Company’s attorneys served as Secretary until April 2003. The Company had incurred legal fees with this law firm through April 2003 of approximately $44,000 for the nine months ended September 30, 2003, respectively.

     A director of the Company is the principal owner of a law firm that provided services to the Company. The expenses incurred to that law firm were approximately $3,000 and $19,000 for the three and nine months ended September 30, 2004, respectively. The Company incurred expenses to this law firm of approximately $100,000 and $205,000 for the three and nine months ended September 30, 2003.

     A former director of the Company provided consulting services to the Company directly and through his affiliate. Consulting expenses for this consultant while serving as a director were approximately $18,000 and $72,000 for the three and nine months ended September 30, 2003. The consultant resigned as director in September, 2003.

     The Company incurred consulting fees for the three and nine months ended September 30, 2003 of approximately $24,000 and $72,000 to an entity affiliated with a former director/principal stockholder. There were no such fees incurred in 2004.

     The Company leases its current facility from an entity controlled by two of the Company’s officers and directors and has contractual arrangements with other related parties. Rent paid to these parties during the three and nine months ended September 30, 2004 was approximately $19,000 and $58,000. Rent paid to these parties during the three and nine months ended September 30, 2003 was approximately $13,000 and $13,000.

     The Company rented a condominium, on a month to month basis, from an officer and director at the sum of $1,250 per month. The condominium was used as corporate housing by the Company. Total rent expensed for the three and nine months ended September 30, 2004 was $0 and $6,250. Rent expensed for the three and nine months ended September 30, 2003 was $3,750 and $3,750. This arrangement was terminated in June 2004.

     During the nine months ended September 30, 2003, the Company expensed approximately $79,000 in legal fees incurred by related third parties and the Company’s chairman and CEO in connection with foreign patents. These related companies had no assets to protect and maintain the foreign patents. As a result of recoverability concerns, the Company expensed these costs in 2003. The patents were transferred to the Company in the first quarter of 2004 and all costs incurred in 2004 were for the benefit of the Company.

Note 5: Contingencies

     As disclosed in the Company’s Form 10-KSB filed for the year ended December 31, 2003 and Form 10-QSB for the first and second quarters of 2004, the Company is involved in various litigation with two of its current directors and other former consultants to the Company.

     As of September 30, 2004, the Company is not in compliance with its notes payable principal reduction requirements and as a result, is in technical default. As of September 30, 2004, approximately $177,000 of principal was outstanding on these convertible notes.

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

     In September 2003, the Company issued 10,768,490 shares of common stock, 858,170 shares of Series A preferred stock, 1,500,000 shares of Series B preferred stock, and 1,218,711 shares of Series C preferred stock in exchange for the outstanding shares of common stock and preferred stock held by shareholders of the Company’s predecessor, SinoFresh HealthCare, Inc., a Delaware corporation (“HealthCare”). That transaction resulted in HealthCare merging into a wholly-owned subsidiary of the Company, which subsidiary is now known as SinoFresh Corporation. In connection with that transaction, the Company has been unable to obtain from either former counsel to the Company or former counsel to HealthCare (Mr. David Otto, a director of the Company), who was counsel to the Company and HealthCare, respectively, at the time of the merger, information the Company presently believes is sufficient to indisputably support one or more exemption(s) from registration that were relied upon in connection with the issuance of the merger shares. If such information is not available, the issuance of the shares of the Company in respect of the merger may not have been in compliance with the registration provisions of the federal and state securities laws. There may have been a violation of Section 5 of the Securities Act of 1933, as amended due to the unavailability of an exemption from registration. As a result, the Company may be exposed to claims for rescission by shareholders who received shares in the merger. Although the Company would vigorously defend against any such actions, litigation may be costly and there is no assurance of the outcome. If the Company lost its defense in any such litigation, the cost of repurchasing the shares could be material to the Company.

Note 6. Subsequent Events

     In September 2004, the underlying common shares related to the convertible preferred shares became available for resale under Rule 144. There were no shares converted in September 2004, however, 156,711 shares of Series C preferred stock were converted into 313,422 shares of common stock from October 1st through 15th, 2004.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements and Associated Risks

THIS QUARTERLY REPORT ON FORM 10-QSB CONTAINS FORWARD-LOOKING STATEMENTS THAT HAVE BEEN MADE PURSUANT TO THE PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. THESE FORWARD-LOOKING STATEMENTS ARE BASED ON MANAGEMENT’S CURRENT EXPECTATIONS, ESTIMATES AND PROJECTIONS, BELIEFS AND ASSUMPTIONS. WORDS SUCH AS “ANTICIPATES,” “EXPECTS,” “INTENDS,” “PLANS,” “BELIEVES,” “SEEKS,” “ESTIMATES,” VARIATIONS OF SUCH WORDS AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. THESE STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND ARE SUBJECT TO CERTAIN RISKS, UNCERTAINTIES AND ASSUMPTIONS THAT ARE DIFFICULT TO PREDICT; THEREFORE, ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE EXPRESSED OR FORECASTED IN ANY SUCH FORWARD-LOOKING STATEMENTS. THESE RISKS AND UNCERTAINTIES INCLUDE THOSE DISCUSSED IN “PART I - ITEM 1 - DESCRIPTION OF BUSINESS - RISK FACTORS” AND “PART II - ITEM 6 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS” CONTAINED IN THE COMPANY’S FORM 10-KSB FOR THE YEAR ENDED DECEMBER 31, 2003, AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION. UNLESS REQUIRED BY LAW, THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE PUBLICLY ANY FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE. INVESTORS SHOULD REVIEW THIS QUARTERLY REPORT IN COMBINATION WITH THE COMPANY’S ANNUAL REPORT ON FORM 10-KSB IN ORDER TO HAVE A MORE COMPLETE UNDERSTANDING OF THE PRINCIPAL RISKS ASSOCIATED WITH AN INVESTMENT IN THE COMPANY’S STOCK.

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

     In 2003, all of the Company’s revenues were derived from the sale of the SinoFresh™ Nasal & Sinus Care product in the United States. By the end of 2003, the principal outlets for this product included approximately 17,000 national drug and food chain stores, mainly CVS, Eckerd, Osco Drug, Publix Super Markets, Rite Aid, Sav-on Drugs and Walgreens. At year-end 2003, the nasal product was on the shelf in approximately 80% of these stores. In 2004, the Company has expanded its retail distribution network to include Wal-Mart and continues to pursue other national food and drug chain stores and a significant number of independent pharmacies (about 45,000 in all) which the Company is endeavoring to reach through sales brokers. Additionally, the Company will continue its expansion into the remainder of the chain stores that are already being serviced.

     Within the next six to nine months, the Company plans to launch LARYNX™, a product designed for oral and throat care. Before the launch, the Company must conduct focus group research to verify market positioning. The Company also has a patent pending on a new proprietary over-the-counter (OTC) product for the treatment of otitis (“swimmer’s ear”).

     In May 2004, the Company entered into a Research and Development Agreement with the Lovelace Respiratory Research Institute of Albuquerque, New Mexico. The effort is focused on joint-sponsored programs designed to find new therapeutic uses for SinoFresh’s popular antiseptic nasal spray product in the respiratory arena. Initial testing, focused on possible anti-infective uses for the product, has shown strong anti-viral activity against common viral pathogens.

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

     The end result of the IND process will be to allow the Company to expand the number of on-label claims for its current nasal product. This process, however, will require additional capital. If the Company is successful in securing such capital, it plans to commence Phase III pivotal clinical trials (multi-site, double blinded studies) in conjunction with leading research institutions in the United States. The Company expects that these efforts will be successful, ultimately leading to an FDA approved NDA on SinoFresh™ Nasal & Sinus Care within 18 to 24 months from the commencement of clinical trials.

     Company shares are traded on the Over-the-Counter-Bulletin Board under the symbol, SFSH.OB.

Results of Operations and Financial Position

     Revenues increased $744,262 from $426,163 to $1,170,425 for the three months ended September 30, 2003 and 2004, respectively. This increase is a result of a greater distribution network. Revenues also increased $2,507,969 from $777,888 to $3,285,857 for the nine months ended September 30, 2003 and 2004, respectively. This increase is primarily attributable to the expanded distribution network in 2004 compared to the prior year and because of an increase in marketing efforts. Additionally, revenues for the first nine months of 2004 were affected by the recognition of approximately $800,000 in pay-to-scan type sales. Shipments for these products took place primarily in the last quarter of 2003, but the sales recognition process had not been completed until 2004. The Company is no longer subject to these contingent sales arrangements.

     Gross profit for the quarter ended September 30, 2004 was $844,774 (or 72%), compared to $247,439 (or 58%) for the corresponding period in 2003. Gross profit for the nine months ended September 30, 2004 was $2,469,847 (or 75%), compared to $506,372 (65%) for the nine months ended September 30, 2003. The percentage increases relate to co-op charges which are offset against revenues. Co-op programs associated with large national retailers were ramping up in the third quarter of 2003 and therefore were not in proportion to gross revenue for the quarter or year to date.

     Salaries and related expenses increased $79,264, from $221,741 to $301,005 for the three months ended September 30, 2003 and 2004, respectively and increased $418,193, from $503,249 to $921,442 for the nine months ended September 30, 2003 and 2004, respectively. These increases are a result of an increase in personnel in order to support the growing organization.

     Professional fees decreased $222,394, from $408,688 to $186,294 for the three months ended September 30, 2003 and 2004, respectively. The third quarter of 2003 included fees associated with the reverse merger and consulting fees for services which could not be performed by limited in-house resources. Additionally, litigation activity slowed down in the third quarter of 2004. Professional fees increased $47,817, from $976,800 to $1,027,617 for the nine months ended September 30, 2003 and 2004, respectively. This increase is primarily related to an increase in accounting fees associated with filing the 2003 10-KSB, legal expenses associated with defending corporate patents and other litigation issues offset by costs associated with the reverse merger and consulting expenses in 2003. Other general and administrative expenses decreased $18,410, from $141,156 to $122,746 for the three months ended September 30, 2003 and 2004, respectively and increased $34,298, from $378,901 to $413,199 for the nine months ended September 30, 2003 and 2004, respectively.

     Marketing and advertising expenses decreased $74,874 from $168,142 to $93,268, for the quarters ended September 30, 2003 and 2004, respectively. The Company has reduced its marketing programs until more funds are available either through increased revenues or outside financing. For the nine months ended September 30, 2003 and 2004, marketing and advertising expenses increased $600,524, from $466,359 to $1,066,883, respectively. The year to date increase reflects the Company’s strategy of marketing its product nationwide. The Company uses radio advertising and endorsements as a primary means of its marketing activities. These efforts are necessary in order to continue to attract consumer interest.

     Research and development expenditures reflect the costs associated with basic research, product development, clinical testing, and the costs associated with regulatory compliance, patent applications and maintenance, trademark registration, product enhancement and the development of new products related and unrelated to our current product line. For the quarters ended September 30, 2003 and 2004, the Company’s R&D expenditures amounted to $73,939 and $15,496, respectively. The decrease of $58,443 is reflective of the Company’s decision to slow down these efforts until such time that additional capital is available. For the nine months ended September 30, 2003 and 2004, these expenditures were $129,874 and $279,745, respectively. The increase of $149,871 reflects the company’s efforts to expand the use of its current product primarily through taking the steps necessary to open a New Product Application with the Food and Drug Administration. Future R&D activities will be greatly dependent on the availability of capital for such programs.

     With the emergence of several lawsuits during 2004, management made a conscious decision to defer certain research, development and marketing activities during the nine months ended September 30, 2004. Such activities may be accelerated in future quarters in order to make up for lost efforts.

     Depreciation and amortization totaled $65,448 and $63,450 for the quarters ended September 30, 2004 and 2003, respectively. For the nine months ended September 30, 2004 and 2003, these expenses were $196,249 and $187,860, respectively.

     The Company had net income of $69,083 ($0.01 per share) and a net loss of $1,006,736 ($0.09 per share) for the quarters ended September 30, 2004 and 2003, respectively. Net losses for the nine months ended September 30, 2004 and 2003 were $1,408,853 ($0.11 per share) and $2,355,317 ($0.21 per share), respectively.

     As of September 30, 2004, the Company had total assets of $6.0 million, compared to $6.7 million at December 31, 2003. Total liabilities were $2.6 million at September 30, 2004, compared to $2.0 million at December 31, 2003. Working capital (deficit) was ($1,685,921) and ($596,555) as of September 30, 2004 and December 31, 2003, respectively.

     Stockholders’ equity amounted to $3.4 million at September 30, 2004, as compared with $4.6 million at December 31, 2003.

Inflation and Currency Fluctuation

     Inflation and currency fluctuations have not previously had a material impact upon the results of operations and are not expected to have a material impact in the near future.

Cash and Sources of Liquidity

     The Company historically has satisfied its operating cash requirements primarily through cash flow from operations, from borrowings and from trade and equity financings. At September 30, 2004, the Company had $121,231 in cash and cash equivalents, $602,397 in net accounts receivable, and $132,000 in subscriptions receivable from equity financings.

     The Company will continue to explore additional opportunities for long-term debt and equity financing. Funds received from these financings, if and when available, will be used as working capital to finance the growth of the Company, and to provide financing for future research and development programs. Although the Company’s financing efforts may have been impeded by certain factors, including the litigation brought against it by certain shareholders and a decrease in revenue in the second quarter, management of the Company has considered several financing proposals and elected not to proceed at that time due to proposed terms that management believed to be too onerous for the Company and its shareholders. However, any financing ultimately available to the Company may not be on terms that are favorable to the Company and its shareholders and may result in substantial dilution to existing shareholders.

Item 3. Controls and Procedures

     The Company’s Chief Executive Officer and Chief Financial Officer evaluated the Company’s disclosure controls and procedures as of the end of the period covered by this quarterly report. Based upon the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that material information required to be disclosed is included in the reports that it files with the Securities and Exchange Commission.

     During the quarterly period covered by this report, there were no changes in our internal controls over financial reporting that materially affected, or are reasonable likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

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

     In June 2004, the plaintiffs filed a corrected second amended complaint in the U.S. District Court, Middle District of Florida, Tampa Division, Case No. 8:04-CV-490-T-30MSS. This complaint notes the Company as a nominal defendant and adds the Company’s corporate counsel as additional defendants (seeking compensatory damages, including reimbursement of legal fees paid by the Company). The complaint alleges that it is a derivative suit, includes the same allegations as in the original complaint, and also alleges, among other things, inadequate disclosure by the defendants in SEC filings regarding related party transactions and regarding Mr. Fust’s beneficial ownership (wherein Mr. Fust reported ownership of the 1,000,000 shares that Crown IV Holdings portends to own), all for the alleged purpose of the defendants maintaining control of the Company. In this complaint the plaintiffs request, among other things, that the Court appoint a special monitor during the pendency of the litigation with authority to conduct investigations and issue a report to the Court; that the Court enjoin the defendant directors from “committing certain violations of Federal securities laws”, and from taking certain actions, including using corporate funds for the defense of the directors in the suit, conducting transactions in the Company’s stock and soliciting proxies for a 2004 annual meeting.

     In June 2004, the Company filed a motion with the Court (a) requesting the Court to appoint an independent person to make a good faith determination, after conducting a reasonable investigation, as to whether it is in the best interests of the Company to maintain the shareholder derivative suit, and (b) requesting a stay of all proceedings in the case until the results of the investigation are provided to the Court. The interim stay has been granted and the Court granted the motion for appointment of an independent investigator. The independent investigator commenced his investigation in September and is due to report back to the Court no later than February 15, 2005.

     As the Company described in its Form 10-KSB for the fiscal year ended December 31, 2003 and its Form 10-QSB for the period ended March 31, 2004, the Company is also involved as a defendant in two other lawsuits brought against it by former consultants who claim, among other things, breach of contract. The Company believes that it has significant defenses to the claims brought and it intends to vigorously defend the suits. Although the Company believes that it will prevail in the litigation on the merits, the ultimate outcome of any such actions cannot be predicted.

     The condensed consolidated financial statements include accruals for fees owed to Sargon with respect to the financial consulting services agreement. However, no adjustment or provision has been made related to the other foregoing matters, the ultimate outcome of which cannot be presently determined.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

     Not applicable

Item 3. Defaults upon Senior Securities

     The Company has not complied with certain principal reduction requirements under its amended agreements on two secured convertible notes. As of September 30, 2004, a total of $177,402 in principal was outstanding on these convertible notes. The note holder is also a shareholder of the Company.

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

Item 6. Exhibits.

(a) Exhibits.

Exhibit
Number	Description
31.1	Certifications of CEO pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certifications of CFO pursuant to Section 302 of the Sarbanes-Oxley Act

32	Certifications of CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SINOFRESH HEALTHCARE, INC.

October 29, 2004	By:	/s/ Charles A. Fust

Charles A. Fust, Chief Executive Officer

October 29, 2004	By	/s/ Russell R. Lee III

Russell R. Lee III, Chief Financial Officer