Form 10KSB
period 2004-12-31
SINOFRESH HEALTHCARE INC
filed 2005-03-31
CIK 1171596

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549
FORM 10-KSB

(Mark One)

☑	Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2004
or

☐	Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _________ to _________

0-49764
(Commission File No.)

SINOFRESH HEALTHCARE, INC.
(Name of Small Business Issuer in Its Charter)

FLORIDA (State or other jurisdiction of incorporation or organization	65 – 1082270 (I.R.S. Employer Identification No.)

516 PAUL MORRIS DRIVE ENGLEWOOD, FLORIDA (Address of principal executive offices)	34223 (Zip Code)

Issuer’s Telephone Number, including area code: (941) 681-3100
Securities registered under Section 12(b)
of the Securities Exchange Act of 1934:

NONE

Securities registered under Section 12(g)
of the Securities Exchange Act of 1934:

COMMON STOCK, NO PAR VALUE

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Issuer’s revenues for its most recent fiscal year were $3,564,514.

As of March 18, 2005, the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was recently sold was $3,404,948.

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act: Yes ☑ No ☐

As of March 18, 2005, there were 14,197,120 shares of the issuer’s common stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☑

     Unless otherwise indicated in this Form 10-KSB, “SinoFresh,” “the Company” and similar terms refer to SinoFresh HealthCare, Inc. and its subsidiary. “SinoFresh™” is a registered trademark of SinoFresh HealthCare, Inc., and the SinoFresh name and logo are trademarks of the Company.

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

i

PART I

ITEM 1. BUSINESS

Company History

     Our predecessor, SinoFresh HealthCare, Inc., a Delaware corporation (“SinoFresh-Delaware”), was formed on October 15, 2002. It acquired certain assets of SinoFresh Laboratories, Inc., an Alabama corporation, effective November 15, 2002. In September 2003, we acquired SinoFresh-Delaware by merger of SinoFresh-Delaware into our wholly-owned subsidiary, SinoFresh Acquisition Corp., a Florida corporation, which is now our operating subsidiary bearing the name SinoFresh Corporation. As a result of the merger, the former shareholders of SinoFresh-Delaware obtained a majority ownership and voting control of our outstanding capital stock. Further, a majority of the former officers and directors of SinoFresh-Delaware also obtained management control of our company.

     Prior to our acquiring SinoFresh-Delaware, we operated as e-Book Network, Inc. and sold books over the Internet. e-Book was originally a division of e-Miracle, Inc. e-Miracle, Inc. was incorporated in July 1999 and was an online service provider and Internet shopping mall developer. Due to under-capitalization and credit problems, e-Miracle filed a Chapter 11 Bankruptcy proceeding in the United States Bankruptcy Court. We were a division of e-Miracle when e-Miracle filed bankruptcy. Subsequently, we incorporated as a Florida corporation pursuant to and in accordance with the Chapter 11 Plan of Reorganization.

     The Company’s corporate headquarters are located at 516 Paul Morris Drive, Englewood, Florida 34223. Our website address is http://www.sinofresh.com.

The Company and its Business

OVERVIEW

     We are a pharmaceutical company engaged in the research, development and marketing of novel therapies to treat inflammatory and infectious diseases and disorders of the upper respiratory system. We distributed SinoFresh™ Nasal & Sinus Care, our first commercial product, in a limited geographical area in Florida until May 2003 at which time we entered into an agreement with a national marketing firm to obtain national distribution of our nasal product through various national drugstores and grocery store chains.

     In 2003 and 2004, all of our revenues were derived from the sale of our SinoFresh™ Nasal & Sinus Care product in the United States. The principal outlets for this product currently include over 20,000 national drug and food chain stores, mainly Wal-Mart, CVS, Osco Drug, Publix Super Markets, Rite Aid, Sav-on Drugs and Walgreens. In 2005, we plan to expand our retail distribution network to include the remainder of the chain stores we are already servicing, other national food and drug chain stores and a significant number of independent pharmacies which we are endeavoring to reach through master brokers.

     While the Company will focus on marketing its product in the Western Hemisphere, it intends to sell and distribute its products through joint ventures, partnerships and strategic relationships throughout the world. Distribution abroad may involve direct shipments, foreign-based manufacturing, and licensing. Charles Fust, the inventor of the SinoFresh™ products, transferred to the Company his three U.S. patents issued by the U.S. Patent & Trademark Office for the Company’s proprietary composition for freshening the nostrils and sinus cavities. He has also transferred to the Company various foreign patents and patent applications relating to that proprietary composition. The Company also has a patent pending on a new proprietary over-the-counter (OTC) product for the treatment of otitis. Currently, the Company has under development several promising new drugs for upper respiratory disorders and related diseases.

     The Company’s nasal product has been proven to be effective in killing molds and bacteria that colonize in the nose, throat and sinuses causing non-allergic reactions and symptoms of sinusitis. Most OTC drug products in the sinus category today (primarily antihistamines and decongestants) treat the symptoms rather than the causes of sinusitis, a disease that newer developments in the science have determined to be a non-allergic reaction to a buildup of molds and bacteria in the nostrils and sinus cavities.

     As financial resources become available, the Company plans to establish the protocols and file an Investigative New Drug (IND) application with the FDA geared toward the use of antiseptic therapies in the upper respiratory system and to undertake the clinical studies necessary for the reclassification and FDA approval of SinoFresh™ Nasal & Sinus Care to a New Drug Application (NDA) approved product for the OTC market. Management believes that this new classification would set SinoFresh™ Nasal & Sinus Care and future products apart from the competition as the only FDA-approved drugs for the treatment of various upper respiratory diseases and disorders such as chronic sinusitis in the OTC drug category. According to reports from the Center for Disease Control, approximately 37 million Americans suffer from the debilitating effects of chronic sinusitis.

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

     During 2005, we plan to launch our first line extension since the role out of our flagship nasal product. SinoFresh™ Daily Throat Spray is a unique antiseptic throat spray that offers many consumer distinctions over the competition, making it a natural fit in our growing family of SinoFresh™ products. The product will be the only one in its category to be antiseptic, sugar (contains Xylitol ™) and alcohol free, making it popular with the dental and Ear, Nose and Throat physician communities.

     On December 7, 2004, we received financing in the amount of $1,830,000 through the sale of two-year 6% senior secured convertible debentures and warrants to purchase 1,983,645 shares of our common stock in a private placement (including warrants to our placement agent). The financing was arranged primarily to support our 2005 marketing and media plan. The plan features entertainer Ed McMahon, himself a longtime sinus sufferer, in a variety of promotional vehicles including national cable television commercials, radio advertising, and personal appearances at healthcare industry events. Additionally, the funds were used to pay off our then senior secured creditor and will be used for general corporate purposes.

PRODUCTS

     OVER-THE-COUNTER DRUG PRODUCTS

     SinoFresh™ Nasal & Sinus Care is an antiseptic, FDA registered product specially formulated to kill mold and bacteria, and cleanse and freshen the nose by washing away the bacteria colonizing in these membranes. SinoFresh™ Daily Throat Spray (which the Company plans to launch in mid 2005) is an antiseptic product that kills mold and bacteria colonizing in the mouth and back of the throat. Mold and bacteria have been scientifically proven to be at the root cause of many sinus and asthma-related conditions, and are the focus of many “sick building syndrome” studies.

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

     ETHICAL PHARMACEUTICAL PRODUCTS

     In September 2003, the Company expanded its Medical Advisory Board to include eminent professionals from the fields of medicine, medical and clinical research, and regulatory affairs in order to better position the Company to diversify into the OTC drug market and to ensure the safe and effective distribution of important new products currently under development. In addition, the Company may develop new drugs in the prescription drug category. The Company has enlarged its strategy to seek approval as a NDA on the SinoFresh™ Nasal & Sinus Care product, which is currently under the FDA monograph system and, further, to pursue NDA approval on future products. Upon completion of the internal protocol, the Company plans to obtain FDA approval on guidelines for clinical studies. Assuming the efficacy of the Company’s clinical studies, management would seek FDA approval of the new products as a NDA, which is required if we elect to pursue the prescription drug route.

     The Company is at the implementation stage of what is expected to be a lengthy process to develop several of its investigative new drug activities into commercialized NDA products. The pre-clinical development, clinical trials, chemistry and manufacturing controls, and production and marketing of new NDA drug products will be subject to federal and state regulation in the United States and other countries. Obtaining FDA regulatory approval for these pharmaceutical products will require substantial resources and may take several years. The length of this process will depend upon the method of administration, pharmaceutical complexity, novelty of the product, the nature of the disease or ailment, and the indications to be treated. If the Company is not granted regulatory approval for these new products in a timely manner, or if the patents sought are not granted, or if the patents granted are subsequently challenged, these events could have a material effect on the business and financial conditions of the Company. Management believes that the full exploitation of its product’s potential is dependent on eventually obtaining NDA clearance, which would allow SinoFresh to make extended label claims for its products.

     The strength of the Company’s patent position is important to the long-term success of the Company. There can be no assurance that these patents and the patent applications made in the United States and abroad will effectively protect the Company’s products from infringement or from duplication by others.

RESEARCH AND DEVELOPMENT

     Research and development activities are identified and planned by in-house staff members. Because of limited personnel and facility resources, the Company relies primarily on external sources for conducting its research and development activities. Research and development costs for the years ended December 31, 2004 and 2003 were approximately $236,000 and $185,000, respectively. The Company has a pipeline of several new products based on its current product platform. Substantial future research and development costs are anticipated as the Company plans to establish the protocols and file an Investigative New Drug (IND) application with the FDA geared toward the use of antiseptic therapies in the upper respiratory system and to undertake the clinical studies necessary for the reclassification and FDA approval of SinoFresh™ Nasal & Sinus Care to a New Drug Application (NDA) approved product for the OTC market. Additionally, extensive clinical and developmental testing is anticipated in connection with the Company’s development of new OTC and ethical drug products related to the treatment of various upper respiratory disorders and related diseases. Many of these new products are expected to lead to an application for new patents in the United States as well as abroad. In addition, the Company is planning extensive research and development aimed at increasing the number of on-label claims it may include on its OTC products and further documenting the efficacy of these products. The Company is pursuing partnering and collaborative arrangements with several additional prominent organizations. Such arrangements are being sought in order to further enhance the Company’s R&D efforts.

REGULATORY MATTERS

     The Company’s business is subject to federal and state laws and regulations adopted for the health and safety of consumers and users of its products. The Company’s SinoFresh™ Nasal & Sinus Care product is FDA registered and subject to regulation by various federal, state and foreign agencies, and the Company is subject to regulatory and legislative changes that can affect the economics of both the Company and the industry by requiring changes in operating practices and protocols or by influencing the demand for, and the costs of, production and distribution of SinoFresh™ products. Management believes that the Company is in compliance with all applicable laws, regulations and standards currently in effect, including the Food, Drug and Cosmetics Act of 1938 and amendments thereto. Although it is possible that the future results of operations could be affected by the future costs of compliance, the Company’s management believes that future costs of compliance will not have a material adverse effect on either the Company’s financial position or competitive position.

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

     The Company has patents or patent applications pending for the Company's proprietary composition in Canada and various other foreigh countries located in Europe, Eastern Europe, Asia, Latin America and the Middle East.

     The Company currently has trademark rights and/or trademark registrations on the “SINO-FRESH” and “SinoFresh” names in the United States and several foreign countries. The Company is currently in the process of filing an application under the Madrid Protocol, which will effect a trademark in 61 countries subscribing to the Madrid Protocol.

PRODUCT DISTRIBUTION AND CUSTOMERS

     The Company’s products are marketed and sold through various brokers, distributors and independent sales representatives. The Company has a master broker arrangement with National In Store Marketing, Inc. (NIS), under a three-year agreement. The Company pays commissions based on sales volumes.

     The Company’s first commercial product, SinoFresh™ Nasal & Sinus Care, was launched nationally in May 2003 and is retailed through numerous food and chain drug stores throughout the United States, including Wal-Mart, CVS, Osco Drug, Publix Super Markets, Rite Aid, Sav-on Drugs and Walgreens. In 2005, through the Company’s independent brokers and distributors, the Company plans to expand its retail distribution network to other food and drug chain stores and independent pharmacies as well as the chain stores the Company is currently servicing. In addition, the Company will explore the possibilities of developing alliances with other entities for the purpose of manufacturing, distributing, marketing and regulatory compliance of its products in certain foreign countries.

     The Company’s primary customers in 2004 were Walgreens, Wal-Mart, CVS, Publix Super Markets and Rite Aid of which three accounted for more than seventy percent of the Company’s annual sales volume in 2004. The Company had four customers that accounted for over ninety percent of net accounts receivable at December 31, 2004. The loss of any one of these chains as a customer could adversely impact the Company’s revenue.

COMPETITION

     The Company competes in the marketplace with other suppliers of remedies in the cold and sinus category of OTC medicines. These suppliers range in size and financial strength from small startup companies to large, well-heeled companies such as GlaxoSmithKline, Pfizer, and Novartis, all of which have significantly greater financial resources and market presence than the Company. Nevertheless, management believes that SinoFresh’s products will be able to compete effectively in its market. The Company believes that it offers a significant advantage over many of its competitors in the OTC cold and sinus market, as many current products tend to provide only symptomatic relief. Management also believes that the acceptance of the SinoFresh™ brand, which is being distributed to more than 20,000 stores nationwide, will continue to grow as other major food and grocery chains are contracted and as distribution and merchandising to the 45,000 independent food and drug stores across the United States takes hold.

     However, the Company believes that its ability to compete will depend upon a number of factors including: price, quality, availability, reliability, efficiency, brand recognition, and delivery. The price of SinoFresh™ Nasal & Sinus Care sits atop its category for its ability to treat causes of disorders rather than just symptoms, which, in management’s opinion, is a point of distinction and differentiation for the SinoFresh™ brand.

A.	Products offering direct competition to the current SinoFresh™ Nasal & Sinus Care brand include: Afrin, Blairex Simply Saline Nasal Spray, Entsol Nasal Spray, Neil Med Nasal Spray, Nose Better Nasal Spray, Ocean Nasal Spray, Ponaris Nasal Spray, and Zicam, among others.

B.	Products offering indirect competition to the present SinoFresh™ Nasal & Sinus Care brand, but direct competition to the planned NDA-approved product, include the Rx products such as: Allegra, Beconase, Flonase, Nasalide, Nasonex and Rhinocort.

     The Company’s advertising and promotional campaigns position the nasal product as a root cause solution and defense against sinus disorders in contradistinction to antihistamines, decongestants, steroids, and surgery. Management believes that in time and as its message takes hold, SinoFresh™ will rise to the top of the category list.

EMPLOYEES

     As of February 28, 2005, the Company has twelve (12) full-time equivalent employees. The Company has an employment agreement with Charles A. Fust, its Chief Executive Officer (CEO). None of the Company’s employees are subject to collective bargaining agreements.

     Additionally, the Company engages independent contractors to fulfill current sales and marketing needs. Over the next twelve months, the Company plans on hiring additional employees to fulfill its staffing requirements as the need arises due to growth and expansion of the Company and its products and services.

SUPPLIERS

     The Company currently uses a single manufacturer, AccuMed, a third party (contract) manufacturer, and FDA approved manufacturing facility to manufacture its products. The Company entered into an agreement with AccuMed, which expires in December 2005, for the production of up to 90,000 units of product per day. Should this relationship for any reason terminate or be discontinued, the Company has a contingency plan for the alternative manufacturing of its products. However, any such termination may cause a temporary delay in production until the replacement facility can meet the Company’s production requirements. AccuMed also produces certain health care products for other pharmaceutical companies and distributors including Walgreens and Wal-Mart.

     Raw materials used in the production of the SinoFresh™ Nasal & Sinus Care product and the SinoFresh™ Daily Throat Spray product are readily available from numerous sources. Currently, these raw materials are being procured from two main vendors in order to secure purchasing economies of scale. Should any vendor be unable or unwilling to supply the Company’s manufacturer with an ingredient, other sources have been identified. However, any situation where the vendor is not able to supply the contract manufacturer with the ingredients may result in a temporary delay in production until replacement supplies are obtained to meet the Company’s production requirements.

SALES AND MARKETING

     SinoFresh is aided in its sales and marketing efforts through a master broker arrangement with National In Store Marketing, Inc. (NIS). NIS provides the Company with sales support in retail accounts throughout the United States and Canada and serves as the Company’s exclusive master broker within those territories. The Company pays NIS a percentage of net revenue for all shipments that occur within the U.S with the exception of certain house accounts and certain distribution channels. Management believes that this arrangement is cost-effective and, as such, saves valuable resources that can otherwise be expended in its marketing and product branding efforts. The NIS agreement commenced on March 1, 2003 and expires on March 2, 2006, unless renewed by NIS under terms agreed to with the Company prior to the Company seeking an alternative provider of the services provided by NIS. However, the Company retained the right to terminate in accordance with the contract buy-out provisions contained in the agreement with NIS.

     The Company anticipates that drug stores will continue to provide a significant portion of its revenue from product sales. We are focusing our sales efforts on the large chain drugstore companies. Small local pharmacies are generally serviced through large national independent distributors. There are more than 45,000 pharmacies in the U.S. of which approximately 25,000 are independents. Large grocery store chains are also targeted as they account for more than 7,000 outlets. The Company estimates that it is currently represented in more than 20,000 retail outlets.

     In October 2004, SinoFresh entered into an agreement with BestBet Media Group, Inc. to provide the services of nationally known entertainer Ed McMahon for purposes of endorsing and promoting SinoFresh products. Mr. McMahon, a long time sinus distress sufferer, will be featured primarily in television commercials and print advertisements for the Company’s products and will also make certain appearances at trade shows and other related events. The term of this agreement is for one year and is renewed automatically for two additional one year periods unless terminated by either party with at least 90 days written notice prior to the expiration of the then current term.

     In December, 2004, the Company signed an agreement with G.S. Schwartz & Co., Inc., a full service public relations agency based in New York City with expertise in the consumer goods, pharmaceutical, and healthcare industries. G.S. Schwartz will provide media relations services, and will coordinate publicity events and special projects designed to increase brand exposure and identity, and to generate awareness of product benefits.

     In February, 2005, the Company signed an agreement with AdSouth Partners, Inc., a full-service marketing organization specializing in direct to retail advertising to provide a broad range of integrated marketing services including print design and media purchasing. The initial term of the agreement ends December 31, 2005 and automatically renews for additional six month terms unless terminated by either party with at least 60 days written notice prior to the expiration of the then current term.

     SinoFresh is currently exploring the possibility of launching the SinoFresh™ brand in markets in Europe, Asia and elsewhere around the world through licensing arrangements with joint ventures or partnerships.

ITEM 2. PROPERTY

     The Company’s corporate offices are located at 516 Paul Morris Drive, Englewood, Florida 34223. This property, with an area of approximately 10,000 square feet of office and warehouse space, is leased from an entity owned by Charles Fust, the principal shareholder and an officer and director of the Company, and P. Robert DuPont, a shareholder and an officer and director of the Company. Base lease payments are $5,998 per month, plus sales tax, under the terms of a five-year renewable lease. In addition, the Company is responsible for payment of real estate taxes on the property, association maintenance fees and assessments, insurance, and all non-exterior maintenance and repairs on the property. The Company believes that the existing facility will adequately meet its needs for now and the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

     Certain shareholders of SinoFresh, including Charles Fust, Stacey Maloney-Fust and P. Robert DuPont who are also officers and directors of SinoFresh, voted by written consent to remove Messrs. Bannon and Otto as directors and officers of SinoFresh (which attempt was unsuccessful as discussed below). The decision to remove Messrs. Bannon and Otto was made after it became apparent that they were not investigating certain improprieties that may have occurred as a result of actions of Sargon Capital, Inc. (Sargon) and Andrew Badolato, a former officer and director of SinoFresh’s predecessor and a consultant to SinoFresh. (Upon the request of Messrs. Fust, DuPont and Ms. Maloney-Fust, the Board earlier had formed a committee comprised of Messrs. Otto, Bannon and DuPont to investigate the matters regarding Sargon Capital, Inc. and Andrew Badolato.) Messrs. Bannon and Otto were notified by letter dated January 30, 2004 that they had been removed as directors. On February 9, 2004, Messrs. Fust, DuPont, Otto, Bannon and Ms. Maloney-Fust received a letter from an attorney representing Andrew Badolato, Sargon Capital, Inc. and four shareholders (including Michael Hawkins, a director or other affiliate of Sargon Capital, Inc.) alleging various breaches of fiduciary duty and self-dealing purportedly committed by Messrs. Fust, DuPont and Ms. Maloney-Fust, and demanding an investigation and a report within 30 days.

     On February 20, 2004, a law suit was filed in the U.S. District Court, Middle District of Florida, Ft. Myers Division, Case No. 04-CV-95-FTM-29 SPC, styled Hawkins, et al. vs. Charles Fust, et al., and an amended complaint was filed on March 3, 2004 which merely changed allegations directed toward the location where the action may be heard and noted that SinoFresh is a Florida corporation. This legal proceeding was moved to the U.S. District Court located in Tampa, Florida. The plaintiffs include Stephen Bannon and David Otto, directors of SinoFresh, as well as other purported shareholders of SinoFresh. The defendants are Charles Fust, Stacey Maloney -Fust, P. Robert DuPont, Russell R. Lee, III (the company’s former CFO), and SinoFresh HealthCare, Inc. The complaint alleges that it is a class action suit claiming federal securities law violations, breach of fiduciary duty, rescission of certain acts and contracts of SinoFresh, and an accounting and constructive trust, being brought by the lead plaintiffs on behalf of themselves and all persons in a class (other than the defendants) who purchased SinoFresh’s publicly traded shares between January 1, 2003 and February 19, 2004; however, the lawsuit was not certified as a class action suit. The complaint essentially contained the same allegations as in the above-described February 9, 2004 demand letter.

     In June 2004, the plaintiffs filed a corrected second amended complaint in the U.S. District Court, Middle District of Florida, Tampa Division, Case No. 8:04-CV-490-T-30MSS. This complaint notes SinoFresh as a nominal defendant and adds SinoFresh’s corporate counsel as additional defendants (seeking compensatory damages, including reimbursement of legal fees paid by SinoFresh). The complaint alleges that it is a derivative suit, includes the same allegations as in the original complaint, and also alleges, among other things, inadequate disclosure by the defendants in SEC filings regarding related party transactions and regarding Mr. Fust’s beneficial ownership (wherein Mr. Fust reported ownership of the 1,000,000 shares Crown IV Holdings portends to own), all for the alleged purpose of the defendants maintaining control of SinoFresh. In this complaint the plaintiffs request, among other things, that the Court appoint a special monitor during the pendency of the litigation with authority to conduct investigations and issue a report to the Court; that the Court enjoin the defendant directors from “committing certain violations of Federal securities laws”, and from taking certain actions, including using corporate funds for the defense of the directors in the suit, conducting transactions in SinoFresh’s stock and soliciting proxies for a 2004 annual meeting.

     In June 2004, SinoFresh filed a motion with the Court (a) requesting the Court to appoint an independent person to make a good faith determination, after conducting a reasonable investigation, as to whether it is in the best interests of SinoFresh to maintain the shareholder derivative suit, and (b) requesting a stay of all proceedings in the case until the results of the investigation are provided to the Court. The interim stay was granted and the Court granted the motion for appointment of an independent investigator. The independent investigator commenced his investigation in September 2004 and was due to report back to the Court no later than February 15, 2005. However, the Court subsequently granted a motion to extend the due date for the report to May 30, 2005.

     The complaint alleges, among other things, the following:

     (a) that Mr. Fust has not transferred foreign patents he holds to two foreign entities related to SinoFresh through common ownership;

     (b) breach of fiduciary duty and self dealing by the individual defendants, including (i) the payment of legal fees in connection with litigation involving SinoFresh Laboratories, Inc. for which SinoFresh Laboratories agreed to indemnify SinoFresh, (ii) payment of lease obligations on a lease entered into by SinoFresh Laboratories and Charles Fust; (iii) failure to disclose to the directors that SinoFresh’s headquarters are owned by an entity controlled by Charles Fust and P. Robert DuPont; (iv) the payment of rent to Stacey Maloney-Fust for a condominium she owned; (v) the granting of options to insiders; (vi) entering into an employment agreement with Stacey Maloney-Fust without board approval; (vii) the objection by Mr. Lee of Messrs. Bannon and Otto (whom the plaintiffs allege constituted the Company’s audit committee) having direct oversight over the auditor and having the auditor report directly to Messrs. Bannon and Otto, and instead having the auditor report to Mr. Lee; (viii) removing Messrs. Bannon and Otto as directors in order to prevent them from bringing the foregoing to the attention of the auditor;

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

     While SinoFresh does not wish to present all of the defenses since the matters referenced above are in litigation, SinoFresh desires to set forth certain information addressing the above allegations.

     The foreign patents. At one time it was intended that two foreign entities, related by common ownership, distribute SinoFresh's products in certian foreign markets, and in connection therewith, those foreign entities would eventually hold certain foreign patents for SinoFresh's proprietary composition. However, Mr. Fust and certain other members of management subsequently determined that it was in the best interests of SinoFresh and its shareholders to instead have the foreign patents held by SinoFresh with a view to entering into joint ventures or other arrangements with independent third parties for the distribution of SinoFresh’s products in foreign markets. SinoFresh believes that the investors in the foreign entities are primarily shareholders in SinoFresh, but certain parties may have sold interests in the foreign entities to other investors. SinoFresh may have exposure to these other investors in the two foreign entities as a result of this shift in its business plan with respect to the foreign patents and foreign distribution of its products.

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

     Another shareholder of SinoFresh Laboratories also objected to the terms of the asset acquisition between SinoFresh Laboratories and SinoFresh-Delaware and, accordingly filed a complaint against SinoFresh Laboratories. SinoFresh Laboratories agreed to indemnify SinoFresh-Delaware for undisclosed/unassumed liabilities in excess of $10,000 as part of the asset purchase agreement between SinoFresh Laboratories and SinoFresh — Delaware. In addition, under the terms of the asset purchase agreement, SinoFresh-Delaware agreed to fund up to $50,000 in defense of this matter. Because the complaint arose out of the asset acquisition orchestrated by SinoFresh-Delaware, SinoFresh has incurred legal fees of approximately $76,000 in connection with the defense by SinoFresh Laboratories through December 31, 2003. Management believes that at all times Andrew Badolato (an officer and director of SinoFresh – Delaware) and the other board members were aware of the litigation costs being incurred by the Company.

     During 2003, SinoFresh (and its non-public predecessor) paid approximately $30,000 for a lease obligation entered into by SinoFresh Laboratories and Charles Fust in Ft. Lauderdale, which lease terminated in October 2003. Management believes that these payments benefited SinoFresh and prevented it from becoming sued as a result of SinoFresh-Delaware acquiring all of the assets of SinoFresh Laboratories without leaving sufficient assets for SinoFresh Laboratories to pay its obligations. In addition, management believes that at all times Andrew Badolato (an officer and director of SinoFresh-Delaware) and the other board members were aware of this lease and the payments being made thereon.

     SinoFresh leases its headquarters from an entity owned by two of its officers and directors, which is disclosed in Note 13 to the Company’s financial statements that were filed by the Company on Form 8-K/A on November 17, 2003.

     SinoFresh paid, on a month-to-month basis, rent of $1,250 a month to Stacey Maloney-Fust for a condominium apartment which is not used by Ms. Maloney-Fust, but which SinoFresh used as corporate housing. This was in lieu of reimbursing an independent contractor (who provided services to SinoFresh) living in those quarters for hotel accommodations. SinoFresh’s relationship with the independent contractor terminated and thus these payments ceased in July 2004.

     SinoFresh’s predecessors had committed in writing or promised to certain employees and independent contractors options or shares in SinoFresh-Delaware for a total of approximately 500,000 shares. Those individuals were left off of a list of individuals to whom options were granted by written consent of the full board dated November 13, 2003. Included in that option list were 890,000 options for SinoFresh Management, LLC, a company controlled by Stephen Bannon and Charles Fust, but of which the full board (including Mr. Fust) was not apprised. Subsequent to the attempted removal of Messrs. Bannon and Otto, the remaining board members revised the option list, deleting SinoFresh Management, LLC’s option grant as void, and adding 200,000 options for Russell Lee, SinoFresh’s former CFO, pursuant to an offer of employment from the Company dated August 25, 2003, and 289,625 options for approximately 13 independent contractors and one employee (P. Robert DuPont, an officer and director, and recipient of 21,000 of those options), who had contributed services to SinoFresh Laboratories, without other compensation, in connection with the development of SinoFresh’s products. The compensation committee ratified those actions in April 2004 and management takes the position that the LLC’s options were void for reasons of non-disclosure, improper conflicts of interest, lack of consideration and specific prohibition under the stock option plan against awarding options to non-employee directors. The compensation committee’s action was later ratified by majority vote of the board of directors.

     SinoFresh – Delaware and Stacey Maloney-Fust did execute an employment agreement dated as of September 1, 2003, pursuant to the terms of an employment offer letter delivered to her by Mr. Andrew Badolato, at that time an officer and a director of Sino-Fresh Delaware. That employment agreement has since been renounced and cancelled as of September 1, 2003. However, Ms. Maloney-Fust, an employee of SinoFresh, was paid a salary of $48,000 per year (which amount is the same as provided in the offer letter as well as the cancelled employment agreement). Further, the only option she has been granted is an option for 50,000 shares of common stock, with an exercise price of $1.00 per share, which option was approved by all board members by written consent dated November 13, 2003, as of and effective September 1, 2003 (which option was also provided for in the offer letter as well as the cancelled employment agreement). Ms. Maloney-Fust is currently employed by the Company on a part-time basis and as such she is paid $29.00 per hour.

     Messrs. Bannon and Otto claim to comprise the audit committee. Although SinoFresh-Delaware may have had an audit committee (comprised of just Mr. Otto before the merger), the board of directors of SinoFresh never appointed an audit committee at a meeting or by written consent and thus, the board of directors would be deemed the audit committee. On March 29, 2004, the board of directors by majority vote appointed Messrs. Fust and DuPont and Ms. Maloney-Fust as the audit committee.

     The plaintiffs in the complaint allege that Messrs. Bannon and Otto were removed as directors to prevent them from bringing the allegations in the complaint to the attention of the SinoFresh’s auditor. Contrary to that claim, the first time that SinoFresh heard of any “investigation” by Messrs. Bannon and Otto was after Messrs. Bannon and Otto had been informed that they had been removed from the Board. By way of background, in October or November 2003, it had come to the attention of Messrs. Fust, DuPont, Lee, and Ms. Maloney-Fust that there may have been certain improprieties that occurred as a result of actions of Sargon Capital, Inc. and Andrew Badolato. Their concerns were presented to Messrs. Bannon and Otto at a meeting and they were asked to investigate. At subsequent meetings and discussions with Messrs. Bannon and Otto, it became obvious to the other members of the board and Mr. Lee that no investigation was being made or that it was being stalled. Thus, out of frustration with the inability to make any progress on these matters, Mr. Fust sought removal of Messrs. Bannon and Otto from the board, who were originally designated to be board members by Sargon.

     In connection with the attempted removal of Messrs. Bannon and Otto from the board, SinoFresh filed a preliminary Information Statement on Schedule 14C with the SEC with a view toward filing and sending a definitive Information Statement to shareholders of record once the SEC completed its review of the Schedule 14C. The actions of the shareholders were challenged by Messrs. Otto and Bannon and SinoFresh was unable to expeditiously get final clearance for the 14C Information Statement. During the week of March 22, 2004, after discussion with the reviewing staff at the SEC, it was determined that, under applicable SEC rules relating to Information Statements, the corporate action (e.g., the effectiveness of the removal of the two directors) could not occur until the 20th day after the mailing of a definitive information statement. Further, it was also discovered during that time that there was a technical defect with the shareholders’ written consents in that they were short sufficient votes to clearly constitute a majority of the issued and outstanding voting stock. As a result, it was decided to retroactively reinstate Messrs. Bannon and Otto to the board (until the next annual meeting of shareholders, or their earlier removal or resignation).

     With respect to the allegations made regarding SinoFresh’s financial statements, SinoFresh believes that the Form 8-K/A (containing audited financial statements), the Form 10-QSB (containing unaudited financial statements) (prepared by SinoFresh’s former CFO, Steves Rodriguez, and which were reviewed by David Otto, SinoFresh’s counsel at the time, and the other members of the board of directors), and the Form 10-KSB accurately reflect the financial position of SinoFresh at the time of those reports.

     Management of SinoFresh investigated the complaint and believes the allegations in the complaint to be blatantly incendiary, false and misleading. SinoFresh disagrees with the allegations in the complaint and SinoFresh, on behalf of itself and its officers and directors, intends to vigorously defend the suit.

     In March 2004, SinoFresh declared null and void two contracts entered into with Sargon Capital, Inc., a shareholder and an affiliate of a former director and officer, to-wit: an Investment Banking Services Agreement dated October 24, 2002, and a Financial Consulting Services Agreement originally dated in November 2002 which monthly payments under this consulting agreement approximate $8,000 with $96,000 due for the years 2003 and 2004, and $80,000 due for 2005. The consulting agreement was revised September 8, 2003 extending the term to September 2006 and increasing compensation to include 0.5% of gross revenue and 0.6% of net income before taxes, interest and amortization. Sargon claimed that SinoFresh owes approximately $173,000 for these services.

     In April 2004, a lawsuit was filed in Circuit Court for the 12th Judicial Circuit in and for Sarasota County, Florida, styled Sargon Capital, Inc. and Andrew Badolato vs. SinoFresh HealthCare, Inc., Charles Fust and John Hallman, Case No. 2004 CA3732SC. The complaint alleges a breach of the financial consulting services agreement by failing to pay certain fees to Sargon Capital, Inc. The complaint also alleges defamation of the principal of Sargon Capital, Inc. and a civil conspiracy to prevent Sargon Capital, Inc. from doing business in the State of Florida. SinoFresh believes that the agreements were improperly approved, were breached by Sargon, and are illegal because of the lack of appropriate licensure of Sargon. SinoFresh, on behalf of itself and its officers and directors, intends to vigorously defend the suit.

     Management of SinoFresh believes that both of the above-described lawsuits are a backlash by Andrew Badolato and/or Sargon Capital, Inc. against SinoFresh in connection with the attempted removal of Stephen Bannon and David Otto as board members and as officers of SinoFresh. Mr. Badolato’s company, Sargon Capital, Inc., had been retained by SinoFresh’s predecessor for investment banking and consulting services. Over the course of Mr. Badolato’s and Sargon’s association with SinoFresh, current management came to believe that it was in the best interests of SinoFresh and its shareholders to sever ties with Mr. Badolato and Sargon. Since Messrs. Bannon and Otto became Board members as a result of their introduction to the Company by Mr. Badolato, Mr. Fust and other shareholders deemed it in SinoFresh’s best interests to attempt to remove them as directors and to seek substitute directors who were truly independent from Mr. Badolato (and Sargon).

Other Legal Proceedings

     A shareholder of SinoFresh’s predecessor commenced an action against the predecessor (SinoFresh Laboratories, Inc.), and certain of its former officers and directors, including Charles Fust. In that action, the plaintiff is seeking recovery, through arbitration, of his investment of $150,000. In addition, the plaintiff is seeking unspecified damages due to non-performance by SinoFresh Labs of a consulting agreement entered into in January 2000. The agreement was for five years at $24,000 annually, of which $23,000 was paid. Under the terms of the asset purchase agreement between SinoFresh-Delaware and SinoFresh Labs, SinoFresh-Delaware agreed to reimburse SinoFresh Labs up to $50,000 in costs of defending this action, which agreement was assumed by SinoFresh as a result of the merger. This lawsuit is being vigorously defended, but no outcome or resolution of the arbitration or lawsuit is definitive or ascertainable at this time.

     Also in April 2004, a lawsuit was filed against SinoFresh by Bryan W. Miller in the Circuit Court of the 11th Judicial Court in and for Dade County, Florida, Civil Division Case No. 04-7960 CA 30, alleging that SinoFresh breached an agreement by failing to pay fees for a broker financing arrangement. The complaint seeks damages of $120,000 plus interest and attorney’s fees. Although SinoFresh denies the allegations a settlement was reached in January 2005 for 50,000 shares of SinoFresh common stock.

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

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS, COMPANY PURCHASES OF EQUITY
               AND SECURITIES

Market Information

     The Company’s common stock is traded in the Over-the-Counter market and is quoted on the Electronic Bulletin Board (“OTCBB”) under the symbol “SFSH.” The following table represents the range of the high and the low closing bid prices, as quoted on the OTCBB, for each fiscal quarter for the last two fiscal years ended December 31, 2004 and 2003. These quotations represent prices between dealers, and may not include retail mark-ups, markdowns or commissions, and may not necessarily represent actual transactions. On September 9, 2003, the Company announced the acquisition of SinoFresh Health Care, Inc. by merger. Prior to that date, the Company had been known as e-Book Network, Inc.

Fiscal Quarter Ended	Low	High
December 31, 2004	$0.55	$1.00
September 30, 2004	$0.55	$1.01
June 30, 2004	$0.85	$1.80
March 31, 2004	$0.78	$2.25
December 31, 2003	$1.70	$4.50
September 30, 2003	$0.01	$7.15
June 30, 2003	$0.01	$0.01
March 31, 2003	$0.01	$0.01

     On February 25, 2005, the Company estimates that there were approximately 705 record holders of the Company’s common stock.

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

Recent Sales of Unregistered Securities

     All unregistered sales of the Company’s equity securities during fiscal 2004 were previously reported in the Company’s prior annual, quarterly and current reports filed with the SEC. Therefore, those disclosures are not duplicated in this report.

Equity Compensation Plan Information

     The following table summarizes share information about the Company’s equity compensation plans, including the Company’s 2002 Stock Option Plan (the Plan) and non-plan equity compensation agreements as of December 31, 2004.

	Number of Securities to			Number of Securities
	be Issued Upon		Weighted-Average	Remaining Available
	Exercise of		Exercise Price of	For Future Issuance
	Outstanding Options,		Outstanding Options,	Under Equity
Plan Category	Warrants and Rights		Warrants and Rights	Compensation Plans

Equity Compensation Plans to Employees Not Approved By Shareholders	1,304,750	(1)	$1.01	1,695,250	(2)

Equity Compensation Plans Not Approved by Shareholders	4,674,740	(3)	$2.13	N/A

Total	5,979,490		$1.89	1,695,250

(1)	Represents shares subject to outstanding options under the Plan.

(2)	Represents shares available for option grants under the Plan.

(3)	Represents non-plan options and warrants.

     Equity Compensation Plans Not Approved by Shareholders

     The Company’s Compensation Committee together with the Company’s Board of Directors currently administers the Plan. The Plan provides for the grant of options (incentive and non-statutory) to officers, employees, and independent contractors capable of contributing to the Company’s performance. The Company has reserved an aggregate of 3,000,000 shares of common stock for grants under the Plan. Incentive stock options may be granted only to employees eligible to receive them under the Internal Revenue Code of 1986, as amended. As of December 31, 2004, the Company had outstanding non-statutory options for 1,304,750 shares of the Company’s common stock. These options have a term of five years, unless earlier terminated in accordance with the provisions of the Plan and applicable stock option agreements. The exercise prices of the outstanding options granted as of December 31, 2004 range from $0.75 to $1.70 per share, and generally have scheduled vesting except for options for 446,000 shares which vested immediately upon grant or were subsequently accelerated. Upon expiration of unexercised options, the unpurchased shares subject to such options will again be available for purposes of the Plan.

     During fiscal year 2004, the Company granted 555,000 plan options for the purchase of common shares to employees and cancelled 81,250 options due to the termination of certain employees. The new option grants expire in five years from the date of grant and have vesting schedules ranging from immediate to incrementally over three years. Exercise prices for the new grants range from $0.75 to $1.70.

     Additionally in 2004, 1,000 non plan options to purchase common shares were granted to an independent consultant with immediate vesting. The Company had previously promised these options to the consultant in connection with services provided to the Company’s predecessors in the development of the Company’s product. The options have a five year term and an exercise price of $1.50.

     The Company issued warrants to consultants and service providers in fiscal 2004 for a total of 670,000 shares of common stock, with exercise price ranging from $0.29 to $0.60 per share. The warrants have terms of five years and vesting ranges from immediate to one year. The warrants contain registration rights and the shares underlying these warrants are included for re-sale in a registration statement on file with the SEC.

     The Company issued five year warrants to purchase 1,663,645 shares of common stock in connection with the issuance of $1,830,000 in convertible debentures in December 2004. The warrants were vested immediately and are exercisable at $0.60 per share. The warrants contain registration rights and the shares underlying these warrants are included for re-sale in a registration statement on file with the SEC.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     We are a pharmaceutical company engaged in the research, development and marketing of novel therapies to treat inflammatory and infectious diseases of the upper respiratory system. We distributed SinoFresh™ Nasal & Sinus Care, our first commercial product, in a limited geographical area in Florida until May 2003 at which time we entered into an agreement with a national marketing firm to obtain national distribution of our nasal product through various national drugstores and grocery store chains.

     In 2003 and 2004, all of our revenues were derived from the sale of our SinoFresh™ Nasal & Sinus Care product in the United States. The principal outlets for this product currently include approximately 20,000 national drug and food chain stores, mainly Wal-Mart, CVS, Osco Drug, Publix Super Markets, Rite Aid, Sav-on Drugs and Walgreens. In 2005, we plan to expand our retail distribution network to include the remainder of the chain stores we are already servicing, other national food and drug chain stores and a significant number of independent pharmacies which we are endeavoring to reach through master brokers.

     On December 7, 2004, we secured financing in the amount of $1,830,000 through the sale of two-year 6% senior secured convertible debentures and warrants to purchase 1,983,645 shares of our common stock in a private placement (including warrants to our placement agent). The financing was arranged primarily to support our 2005 marketing and media plan. The plan features entertainer Ed McMahon, himself a longtime sinus sufferer, in a variety of promotional vehicles including national cable television commercials, radio and print advertising, and personal appearances at healthcare industry events. Additionally, the funds were used to pay off our then senior secured creditor and will be used for general corporate purposes.

     Our predecessor, SinoFresh HealthCare, Inc., a Delaware corporation (“SinoFresh-Delaware”), was formed on October 15, 2002. It acquired certain assets of SinoFresh Laboratories, Inc., an Alabama corporation, effective November 15, 2002. In September 2003, we acquired SinoFresh-Delaware by merger of SinoFresh-Delaware into our wholly-owned subsidiary, SinoFresh Acquisition Corp., a Florida corporation, which is now our operating subsidiary bearing the name SinoFresh Corporation. As a result of the merger, the former shareholders of SinoFresh-Delaware obtained a majority ownership and voting control of our outstanding capital stock. Further, a majority of the former officers and directors of SinoFresh-Delaware also obtained management control of our company.

     Prior to our acquiring SinoFresh-Delaware, we operated as e-Book Network, Inc. and sold books over the Internet. e-Book was originally a division of e-Miracle, Inc. e-Miracle, Inc. was incorporated in July 1999 and was an online service provider and Internet shopping mall developer. Due to under-capitalization and credit problems, e-Miracle filed a Chapter 11 Bankruptcy proceeding in the United States Bankruptcy Court. We were a division of e-Miracle when e-Miracle filed bankruptcy. Subsequently, we incorporated as a Florida corporation pursuant to and in accordance with the Chapter 11 Plan of Reorganization.

     The following information and analysis of SinoFresh’s financial condition and results of operations for the fiscal years ended December 31, 2004 and December 31, 2003 should be read in conjunction with the consolidated financial statements of SinoFresh and the notes thereto appearing elsewhere in this report. Statements in this section and elsewhere in this report that are not statements of historical or current fact constitute “forward-looking statements.” Such statements are subject to certain risks and uncertainties, which could cause results to differ materially from those projected, including, but not limited to, those set forth below under “Risk Factors” and elsewhere in this report.

     Summary Financial Information

     The following table provides selected consolidated financial and operating data for the years ended December 31, 2004 and December 31, 2003.

     Statement of Operations Data

	Year Ended	Year Ended
	December 31,	December 31,
	2004	2003

Revenue, net	$3,564,514	$1,830,195
Gross Profit	2,621,891	1,222,429
Loss From Operations	(2,448,651)	(3,692,188)
Net Loss	(3,706,280)	(3,769,315)

     Balance Sheet Data

	December 31
	2004	2003

Current Assets	$2,133,357	$1,360,653
Current Liabilities	2,341,486	1,957,208
Total Assets	7,366,621	6,665,473
Long Term Debt	1,307,077	83,851
Stockholders’ Equity	3,718,058	4,624,414

Results of Operations

     Revenues increased $1,734,319 from $1,830,195 to $3,564,514 for the years ended December 31, 2003 and 2004, respectively. This increase is primarily attributable to the expanded distribution network in 2004 compared to the prior year when national distribution was just beginning to develop. Additionally, revenues for 2004 were affected by the recognition of approximately $800,000 in pay-to-scan type sales. Shipments for these products took place primarily in the last quarter of 2003, but the sales recognition process had not been completed until 2004. We are no longer subject to these contingent sales arrangements.

     Gross profit for the year ended December 31, 2004 was $2,621,891 (or 74%), compared to $1,222,429 (67%) for the year ended December 31, 2003. The percentage increase relates to co-op charges which are offset against revenues. Co-op programs associated with large national retailers were ramping up starting in late 2003 and therefore were higher in proportion to gross revenue in 2003 as opposed to 2004. There were also certain charges to costs of sales in 2003 for obsolete inventory when the product was re-formulated as a result of a change in status from a health and beauty aid category to an oral antiseptic monograph category.

     Salaries and related expenses increased $549,107, from $852,312 to $1,401,419 for the years ended December 31, 2003 and 2004, respectively. This increase is a result of an increase in personnel in order to support the growing organization. This growth has now stabilized and we believe that we are properly staffed to support current sales volumes and expected volumes for 2005.

     Professional fees decreased $403,809, from $1,869,103 to $1,465,294 for the years ended December 31, 2003 and 2004, respectively. Professional fees in 2003 were significantly attributable to costs associated with the reverse merger and consulting fees for services which could not be performed by limited in-house resources. Professional fees in 2004 resulted primarily from several lawsuits that SinoFresh is defending, accounting and legal fees associated with the filing of certain SEC reports, including annual and quarterly reports, and an SB-2 registration statement arising out of a recent round of debenture financing.

     Other general and administrative expenses remained relatively consistent at $560,657 and $567,913 for the years ended December 31, 2003 and 2004, respectively.

     Marketing and advertising expenses were down slightly at $1,137,832 for 2004 as compared to $1,196,939 in 2003. Marketing and advertising programs were reduced significantly in the latter half of 2004 due to the lack of available funds. With the recent debenture financing completed in late 2004, we anticipate increasing these expenses in 2005.

     Research and development expenditures reflect the costs associated with basic research, product development, clinical testing, regulatory compliance, product enhancement and the development of new products related and unrelated to our current product line. Research and development costs were up $51,615 from $184,772 to $236,387 for the years ended December 31, 2003 and 2004, respectively. This increase reflects our efforts to expand the use of our current product primarily through taking the steps necessary to open a New Drug Application with the Food and Drug Administration and also reflects certain costs associated with the development of our next product to be introduced in mid 2005. Future R&D activities will be greatly dependent on the availability of capital for such programs.

     With the emergence of several lawsuits during 2004, management made a conscious decision to defer certain research, development and marketing activities during the year ended December 31, 2004. Such activities may be accelerated in future quarters in order to make up for lost efforts.

     Depreciation and amortization totaled $250,834 and $261,697 for the years ended December 31, 2003 and 2004, respectively.

     Total other expense was $1,257,629 in 2004 compared to other expense of $77,127 in 2003. The increase of $1,180,502 is primarily related to costs associated with the convertible debenture financing (recorded as interest expense) that took place in late 2004. There is still approximately $977,645 in costs associated with this financing that will be amortized over the next 23 months.

     SinoFresh had a net loss of $3,706,280 ($0.28 per share) compared to a net loss of $3,769,315 ($0.33 per share) for the years ended December 31, 2004 and 2003, respectively, as a result of the factors discussed above.

     As of December 31, 2004, SinoFresh had total assets of $7.4 million, liabilities of $3.7 million and stockholders’ equity of $3.7 million. Working capital deficit totaled approximately $208,000 as of December 31, 2004.

Taxes

     At December 31, 2004, SinoFresh had a net operating loss carry forward (NOL) for federal income tax purposes of approximately $9.4 million. The NOL expires at various dates through the year 2024. Utilization of SinoFresh’s net operating loss may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such annual limitation could result in the expiration of the net operating loss before full utilization.

Inflation and Currency Fluctuation

     Inflation and currency fluctuations have not previously had a material impact upon the results of operations and are not expected to have a material impact in the near future.

Cash and Sources of Liquidity

     The Company historically has satisfied its operating cash requirements primarily through cash flow from operations, from borrowings and from trade and equity financings. At December 31, 2004, the Company had approximately $1,332,000 in cash on hand and approximately $229,000 in net accounts receivable.

     In connection with a December 2004 financing, we issued $1,830,000 of senior secured 6% convertible debentures which have a maturity date of December 5, 2006. The debentures are convertible into 3,327,273 shares of common stock at a conversion price of $0.55 per share. The debentures contain anti-dilution provisions under which the number of shares issuable upon conversion of the debentures and the conversion price will be adjusted upon the sale by us of common stock or securities convertible into or exercisable for common stock at prices below the then existing conversion price of the debenture, the occurrence of stock splits, stock distributions, and other corporate events. We may, at our option, require the conversion of all of the debentures into shares of common stock provided that the market price of our common stock exceeds 300% of the conversion price of the debentures then in effect for at least 20 consecutive trading days and until delivery of a notice of mandatory conversion in accordance with the terms of the debenture.

     Although the Company has recently secured financing through the issuance of these convertible debentures, it may be necessary to pursue additional financing if operational objectives are not met. There can be no assurance, however, that such financing will be available or will be available on terms that are in the best interest of the Company.

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

     Asset Impairments: The Company has adopted Statement of Financial Accounting Standards No. 141, “Business Combinations,” (FAS 141) and Statement of Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (FAS 142). FAS 141 requires business combinations completed after June 30, 2001 to be accounted for using the purchase method of accounting. It also specifies the types of acquired intangible assets that are required to be recognized and reported separately from goodwill. Under FAS 142, goodwill and other intangible assets (with indefinite lives) will not be amortized but will be tested for impairment at least annually. The Company completed its transitional impairment test of existing goodwill and patents as of December 31, 2004. This test was performed internally and consisted of evaluating potential future revenue streams that could realistically be realized as a result of the goodwill and patents of the Company. It was determined by this test that these future revenue streams support the values previously assigned to these assets. Therefore, no impairment losses were deemed to have occurred based on these tests.

Recent Accounting Pronouncements

     In March 2004, the FASB approved the consensus reached on the emerging Issues Task Force (EITF) Issue No. 03-1, “The Meaning of Other-Than Temporary Impairment and Its Application to Certain Investments.” The Issue’s objective is to provide guidance for identifying other-than-temporarily impaired investments. EITF 03-1 also provides new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, FASB issued a FASB Staff Position (FSP) EITF 03-1-1 that delays the effective date of the measurement and recognition guidance in EITF 03-1 until further notice. The disclosure requirements of EITF 03-1 are effective with this annual report for fiscal 2004. Once the FASB reaches a final decision on the measurement and recognition provisions, the Company will evaluate the impact of the adoption of the accounting provisions of EITF 03-1.

     In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment.” SFAS No. 123R requires employee stock options and rights to purchase shares under stock participation plans to be accounted for under the fair value method, and eliminates the ability to account for these instruments under the intrinsic value method prescribed by APB Opinion No. 25, and allowed under the original provisions of SFAS No. 123. SFAS No. 123R requires the use of an option pricing model for estimating fair value, which is amortized to expense over the service periods. The requirements of SFAS No. 123R are effective for fiscal periods beginning after June 15, 2005. If the Company had applied the provisions of SFAS No.123R to the financial statements for the period ending December 31, 2004, net loss would have increased by approximately $520,000. SFAS No. 123R allows for either prospective recognition of compensation expense or retrospective recognition, which may be back to the original issuance of SFAS No. 123 or only to interim periods in the year of adoption. The Company is currently evaluating these transition methods.

     In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4. “SFAS No. 151 amends the guidance in ARB No. 43, “Inventory Pricing,” for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) requiring that those items be recognized as current-period expenses regardless of whether they meet the criterion of “so abnormal.” This statement also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The statement is effective for inventory costs incurred during the fiscal years beginning after June 15, 2005. Management does not expect this statement to have a material impact on the Company’s consolidated financial position or results of operations.

     In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29.” APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. SFAS No. 153 amends APB Opinion No. 29, eliminating the exception to fair value accounting for nonmonetary exchanges of similar productive assets and replaces it with general exception to fair value accounting for nonmonetary exchanges that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Management does not expect this statement to have a material impact on the Company’s consolidated financial position or results of operations.

Risk Factors

     SinoFresh operates in a rapidly changing environment that involves numerous risks, some of which are beyond our control. The following discussion highlights some of these risks.

Risks Related to the Business

     We have incurred substantial losses and we have a negative cash flow from operations and negative working capital. We have incurred substantial losses since inception and we have incurred negative cash flow from operations during each of the last two years and have negative working capital as of December 31, 2004. As a result, our auditors have modified their report on our financial statements for the year ended December 31, 2004 with respect to our ability to continue as a going concern. We recently secured $1,830,000 from the sale of secured convertible debentures, which in addition to paying off existing debt, will be used for marketing and general corporate purposes. It can not be assured that this financing will produce the revenues anticipated through our marketing efforts and may therefore be inadequate if future operating cash flows do not improve. If we cannot generate positive cash flow, it may be necessary to obtain additional external financing. There can be no assurance that any additional financing will be available, or if available, that it will be on terms and conditions favorable to us. Our operations could be adversely affected if we are unable to generate sufficient cash or obtain additional financing.

     We have a limited relevant operating history, and we may not maintain profitability. Our company has had a cumulative net loss from inception. Our needs for continued expenditures for product research and development and marketing, among other things, will make it difficult for us to reduce our operating expenses in order to deal with lack of sales growth or unanticipated reductions in existing sales. Our failure to balance expenditures in any period with sales could have an adverse effect on results of operations.

          We have a limited relevant operating history upon which an evaluation of our prospects can be made. Such prospects must be considered in light of the risks, expenses and difficulties frequently encountered in the establishment of a new company and the development of new products in established and crowded markets in a highly-competitive consumer industry, such as the U.S. pharmaceutical industry. There are also risks, expenses and difficulties encountered in the shift from development to commercialization of new products. There can be no assurance that we will be able to implement successfully our development, manufacturing, and marketing strategies, generate meaningful revenues, or attain or maintain profitable operations. The possibility of our future success must be considered relative to the problems, challenges, complications and delays frequently encountered in connection with the development and operation of a new business, and the development and marketing of relatively new health care products such as the SinoFresh products.

          We may need significant additional financing to implement our business plan. We can not provide assurance that the recent debt financing will meet all of our financing needs or that additional financing will not be required in the future. There may continue to be a need for additional financing, through debt or the issuance of additional equity securities or a combination of both, to implement business objectives such as marketing, research and development on new products, conducting focus group studies and clinical trials. If additional funding is needed in the future, there is no assurance that we will succeed in obtaining additional financing or if additional financing is available, that it will be on terms favorable to us.

          We and certain of our management are involved in litigation instituted by certain shareholders and two directors of SinoFresh, which will involve significant financial and personnel resources. On February 20, 2004, a lawsuit was filed styled Hawkins, et al. vs. Charles Fust, et al. Amended complaints were subsequently filed, the last of which was filed in June, 2004. The plaintiffs include Stephen Bannon and David Otto, directors of the Company, as well as other purported shareholders of SinoFresh. The defendants are Charles Fust, Stacey Maloney-Fust and P. Robert DuPont, directors and officers of SinoFresh; Russell R. Lee, III, a former officer; Greenberg Traurig, P.A. and Randolph H. Fields, corporate counsel for SinoFresh; and, nominally, SinoFresh. The complaint alleges, among other things, that Charles Fust used corporate funds for his personal benefit, that he did not transfer patents to the Company and two foreign entities related through common stock ownership, and inadequate disclosure in public filings regarding related party transactions and Mr. Fust’s stock ownership. Although management strongly believes that the allegations in the complaint are without merit, if the legal proceedings are protracted, the continuing defense of the lawsuit will be costly financially and will demand significant attention of management – all of which could have an adverse effect on our operations.

          Two non-employee directors have raised other issues concerning our legal exposure. Messrs. Bannon and Otto believe that we may have exposure in connection with our decision to have the foreign patents transferred to SinoFresh instead of to two foreign entities and for incurring costs to maintain and/or transfer the foreign patents; and in connection with our Company’s decision to technically modify its original operating focus.

          Substantially all of our assets, including U.S. patents, are collateral for loans to SinoFresh by third parties. The debentures issued in the recent debt financing are collateralized by substantially all of our assets, including our patents. The debentures are convertible into common stock, contain anti-dilution provisions and until the debentures are paid in full, prohibit us from incurring other indebtedness without the consent of the debenture holders, except for borrowings in existence on the date of the debenture financing or indebtedness to trade creditors or financial institutions incurred in the ordinary course of business. The maturity date of the debentures is December 6, 2006. The debentures bear interest at 6% per annum and interest only payments are payable quarterly. If we become in default of the payment terms or other provisions of the debentures, there is no assurance that we will be able to successfully negotiate new terms favorable to us. In that event, the lenders may elect to accelerate the payment terms and may exercise their right against our collateral, including our patents, which would have material adverse consequences to our business and operations.

          If an event of default occurs under any one of the debentures, it could result in a serious problem for us and cause us to curtail our operations or sell some of our assets to repay all of the debentures. Effective December 6, 2004, we issued convertible debentures to nine investors in the aggregate principal amount of $1,830,000. Each debenture provides for the following events of default, and a default under one debenture is deemed a default under all debentures:

     - failure to pay interest and principal payments when due;

     - a breach by us of any material covenant in the debenture, the related warrant or the securities purchase agreement that is not cured within 10 days of a holder’s notice to us of the breach;

     - a breach of any material representation and warranty in the debentures or any other agreement or document issued by us in connection with the issuance of the debentures, which breach has or will have a material adverse effect on the rights of the holders of the debenture with respect to the debenture and the related securities purchase agreement or the registration rights agreement;

     - we or our subsidiary makes an assignment for the benefit of creditors, or a receiver or a trustee is appointed for us or our subsidiary;

     - any form of bankruptcy or insolvency proceeding is instituted by or against us or our subsidiary;

     - our failure to timely deliver shares of common stock when due upon conversion of the debentures;

     - any judgment, writ or similar process is entered or filed against us or our subsidiary or any of our property or other assets for more than $50,000, and shall remain not vacated, bonded or stayed for a period of 20 days, unless otherwise consented to by the holders of the debentures, which consent may not be unreasonably withheld;

     - our common stock is no longer quoted on the OTCBB or an equivalent replacement exchange, or, if applicable, the Nasdaq, the NYSE or AMEX;

     - a failure to obtain effectiveness of the registration statement within 60 days from the date it is filed with the SEC or 135 days if the SEC reviews the registration statement (this requirement has been met as of this filing);

     - the occurrence and continuance of a default under any other of the debentures.

          If we default on the debentures and the holders accelerate the maturity date, we will be required to pay the higher of:

          (a) 125% multiplied by the Default Sum (with “Default Sum” defined as the sum of (i) the then outstanding principal plus (ii) the accrued and unpaid interest plus (iii) accrued and unpaid default interest plus (iv) any amounts owed under the registration rights agreement among the Company and the holders of the debentures); or

          (b) the parity value of the Default Sum, where the “parity value” is equal to product of (i) the highest number of shares of common stock issuable upon conversion of or otherwise pursuant to such Default Sum in accordance with the conversion provisions of the debentures, multiplied by (ii) the market price for the common stock during the period beginning on the date of the first occurrence of an event of default and ending on the day prior to the date such default payment is to be paid.

          If the default payment is not made within 5 business days of written demand for same by the holder of the debentures, the holders have the right at any time, so long as we remain in default, to require us to issue, in lieu of the default payment, the number of shares of common stock equal to the default payment divided by the conversion price then in effect.

          The cash required to pay these amounts will most likely come out of our working capital. Since we rely on our working capital for day-to-day operations, a default under any of the debentures could have a serious and adverse effect on our business, operating results and financial condition to such an extent that we are forced to restructure, sell some of our assets or curtail our operations, any of which would have a detrimental effect on the value of our common stock.

          We may not be able to off-set all of our net operating loss carry-forwards against future income. At December 31, 2004, net operating losses available to be carried forward for federal income tax purposes were approximately $9.4 million expiring in various amounts through 2024. Utilization of our net operating losses may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such annual limitation could result in the expiration of the net operating loss before utilization, which would subject the Company to have more tax liability than if it had been able to off-set the net operating losses against income.

          Our ability to implement our business plan depends on our ability to attract and retain key personnel. Our future success will depend to a significant extent on the continued services of the current officers and other necessary personnel, particularly Mr. Fust, the Chairman of our board of directors and Chief Executive Officer, and Mr. DuPont, the Vice President of Research & Development, and a member of our board of directors. The loss of either of these officers or directors would likely have a significantly detrimental effect on our business. We have obtained key man life insurance policies on the life of Mr. Fust in the amount of $925,000.

          Our prospects will also depend on our ability to attract and retain highly qualified sales, marketing, and managerial personnel. Competition for such personnel is intense, and there can be no assurance that we will be able to employ or retain such personnel.

          If the SinoFresh products do not gain widespread market acceptance, results of operations will suffer. Although studies have indicated that the SinoFresh products can significantly reduce the symptoms of sinusitis and upper respiratory distress, management cannot be certain that the products will achieve widespread acceptance by the market. If any unanticipated problem arises concerning the efficacy of SinoFresh™ Nasal & Sinus Care or SinoFresh™ Daily Throat Spray or any of the other new products we may bring to market, or if one or more of these products fails to achieve widespread market acceptance because of a lack of marketing capital or for any other reason, our operating results and prospects would be materially adversely affected.

          Unanticipated problems associated with product development and commercialization could adversely affect our operating results. The successful development of our existing and new products is subject to the risks of failure and delay inherent in the development and commercialization of products based on innovative technologies. These risks include the possibilities that:

•	we may experience unanticipated or otherwise negative research and development results;

•	existing or proposed products may be found to be ineffective or unsafe, or may otherwise fail to receive required regulatory clearances or approvals;

•	we may find that existing or proposed products, while effective, are uneconomical to commercialize or market;

•	existing or proposed products may not achieve broad market acceptance; or

•	proprietary rights held by third parties preclude us from developing or marketing existing or proposed products.

          Our inability to develop and commercialize our existing products or any new products on a timely basis and within our financial budgets could have a material adverse effect on operating results and future prospects.

          FDA and other government regulation may restrict our ability to sell our products. We are subject to various federal, state and local laws and regulations affecting our business. Our products are subject to regulation by the FDA, including regulations with respect to labeling of products, approval of ingredients in products, claims made regarding the products, and disclosure of product ingredients. If we do not comply with these regulations, the FDA could force us to stop selling the affected products or require us to incur substantial costs in adopting measures to maintain compliance with these regulations. Our advertising claims regarding our products are subject to the jurisdiction of the FTC as well as the FDA. In both cases we are required to obtain scientific data to support any advertising or labeling health claims we make concerning our products. If we are unable to provide the required support for such claims, the FTC may stop us from making such claims or require the company to stop selling the affected products.

          Our inability to provide scientific proof for product claims may adversely affect sales. The marketing of SinoFresh products involves claims that these products kill the mold and bacteria that can cause sinusitis and related sinus disorders. Under the FDA and Federal Trade Commission (FTC) rules, we are required to obtain scientific data to support any health claims we make concerning these products. Although we have conducted independent clinical tests and provided scientific data to the FDA in support of claims regarding these products, we may be required to provide additional data in the future. In such an event, we cannot be certain that the scientific data we have obtained or will obtain in support of our claims will be deemed acceptable to the FDA or FTC. If the FDA or the FTC requests any supporting information, and we are unable to provide support that is acceptable to the FDA or the FTC, either agency could require us to stop making the claims in question or restrict us from selling the affected products.

          We may fail to compete effectively against larger companies. The consumer health products industry is highly competitive. We compete with companies in the United States and abroad that are engaged in the development of both traditional and innovative health care products, including sinus products. Many of these companies have much greater financial and technical resources and production and marketing capabilities than we do. Further, many of these companies have already achieved significant product acceptance and brand recognition with respect to products that compete directly with the SinoFresh products. Our competitors may successfully develop and market superior or less expensive products, which could render the current SinoFresh product and other future SinoFresh products less valuable or unmarketable.

          If we are unable to protect our intellectual property or if we infringe on the intellectual property of others, our financial condition and future prospects could be materially harmed. We rely significantly on the protections afforded by patent and trademark registrations that we routinely seek from the U.S. Patent and Trademark Office (USPTO) and from similar agencies in foreign countries. We cannot be certain that any patent or trademark application that is filed will be approved by the USPTO or other foreign agencies. In addition, we cannot be certain that we will be able to successfully defend any trademark, trade name or patent that we hold against claims from, or use by, competitors or other third parties. No consistent policy has emerged from the USPTO or the courts regarding the breadth of claims allowed or the degree of protection afforded under biotechnology and similar patents. Our future success will depend on our ability to prevent others from infringing on our proprietary rights, as well as our ability to operate without infringing upon the proprietary rights of others. We may be required at times to take legal action to protect our proprietary rights and, despite our best efforts, we may be sued for infringing on the patent rights of others. Patent litigation is costly and, even if we prevail, the cost of such litigation could adversely affect our financial condition. If we do not prevail, in addition to any damages we might have to pay, we could be required to stop the infringing activity or obtain a license. We cannot be certain that any required license would be available on acceptable terms, or at all. If we fail to obtain a license, our business might be materially adversely affected. In addition to seeking patent protection, we rely upon a combination of non-disclosure agreements, other contractual restrictions and trade secrecy laws to protect proprietary information. There can be no assurance that these steps will be adequate to prevent misappropriation of our proprietary information or that our competitors will not independently develop technology or trade secrets that compete with our proprietary information.

          We may incur significant costs resulting from product liability claims. We would be subject to significant liability should use or consumption of our products cause injury, illness or death. Although we carry product liability insurance, there can be no assurance that our insurance will be adequate to protect us against product liability claims or that insurance coverage will continue to be available on reasonable terms. A product liability claim, even one without merit or for which we have substantial coverage, could result in significant legal defense costs, thereby increasing our expenses and lowering earnings. Such a claim, whether or not proven to be valid, could have a material adverse effect on product branding and goodwill, resulting in reduced market acceptance of our products. This in turn could materially adversely affect our results of operations and financial condition.

          We do not have manufacturing capabilities. We currently do not have the physical or personnel resources to independently manufacture our product or any other products that we may develop. We currently outsource all of our product manufacturing and packaging operations and intend to continue this outsourcing for the foreseeable future. If we are unable to maintain suitable arrangements for manufacturing of our SinoFresh product or any other products, or if our third party contractors fail to adequately perform their manufacturing operations, our sales and related financial results could be materially adversely affected. If, in the future, we decide to establish our own manufacturing facilities, we will require substantial additional funds and significant additional personnel to undertake such operations. We cannot be certain that such funding or a sufficient number of such qualified persons will be available.

          Return of a significant amount of product could harm our business. Our product has a 30-day, unconditional, money back guarantee. Any consumer, who is not satisfied with our product within this time period for any reason, or no reason at all, may return it or any unused portion for a full refund. Most large retail chains have their own established policies for product returns and we intend to fully comply with these policies as well.

          We believe product returns will be less than one percent (1%) of sales, but there can be no assurance that actual levels of returns will not significantly exceed the amounts anticipated. Should an adverse reaction to any of our products occur affecting a significant number of customers, a product “recall” could occur which could materially impact our financial condition and our ability to successfully re-enter the market following the recall. Additionally, although we will not directly engage in the manufacture of any product we market and sell, we could be exposed to product liability claims from faulty manufacture.

          We may be required to indemnify our directors and officers. We have authority under Section 607.0850 of the Florida Business Corporation Act to indemnify our directors and officers to the extent provided in that statute. Our Articles of Incorporation require SinoFresh to indemnify each of our directors and officers against liabilities imposed upon them (including reasonable amounts paid in settlement) and expenses incurred by them in connection with any claim made against them or any action, suit or proceeding to which they may be a party by reason of their being or having been a director or officer of the company. We maintain officer’s and director’s liability insurance coverage with limits of liability of $5,000,000. There can be no assurance that such insurance will be available in the future, or that if available, it will be available on terms that are acceptable to us. Furthermore, there can be no assurance that the insurance coverage provided will be sufficient to cover the amount of any judgment awarded against an officer or director (either individually or in the aggregate). Consequently, if such judgment exceeds the coverage under the policy, SinoFresh may be forced to pay such difference.

          We intend to enter into indemnification agreements with each of our officers and directors containing provisions that may require us, among other things, to indemnify our officers and directors against certain liabilities that may arise by reason of their status or service as officers or directors (other than liabilities arising from willful misconduct of a culpable nature) and to advance their expenses incurred as a result of any proceeding against them as to which they could be indemnified. Management believes that such indemnification provisions and agreements are necessary to attract and retain qualified persons as directors and executive officers.

          We may have certain financial exposure if there was not an exemption from registration for the issuance of securities in connection with the acquisition by merger of our predecessor. We issued 10,768,490 shares of common stock, 858,170 shares of Series A preferred stock, 1,500,000 shares of Series B preferred stock, and 1,218,711 shares of Series C preferred stock in respect of the acquisition by merger of our predecessor in September 2003. We have been unable to obtain from either our former counsel or former counsel to our predecessor (Mr. David Otto, a director), at the time of the acquisition, information we believe is sufficient to indisputably support one or more exemption(s) from registration that they relied upon in connection with the issuance of the merger shares. If such information is not available, the issuance of our shares of capital stock in respect of the merger may not have been in compliance with the registration provisions of the federal and state securities laws. There may have been a violation of Section 5 of the Securities Act of 1933, as amended due to the unavailability of an exemption from registration. As a result, we may be exposed to claims for rescission by shareholders who received shares in the merger. Although we would vigorously defend against any such actions, litigation may be costly and there is no assurance of the outcome.

          Risks Related to Our Common Stock

          The large number of shares eligible for immediate and future sales may depress the price of our stock. Our Articles of Incorporation authorize the issuance of 500,000,000, shares of common stock, no par value per share, and 200,000,000 shares of preferred stock, no par value per share. As of December 31, 2004, we had outstanding 14,097,120 shares of common stock, of which 10,768,490 shares became available for public resale under Rule 144 in September 2004. Also as of December 31, 2004, we had outstanding a total of 3,268,295 shares of Series A, B and C preferred stock which are convertible into a total of 5,712,795 shares of common stock, all of which common shares became eligible for public resale under Rule 144 in September 2004. We have reserved 3,000,000 shares of common stock for issuance in respect of option grants under our stock option plan. From those available shares, outstanding options have been granted for 1,304,750 shares of common stock, and there remain available for options under the plan 1,695,250 shares of common stock. In addition, there are 269,625 shares of common stock that are issuable upon exercise of stock options issued to independent consultants pursuant to commitments previously made by our predecessors. There are 4,405,115 shares that are issuable upon exercise of outstanding warrants, and 3,327,273 shares that are issuable upon conversion of debentures, and up to 1,663,650 shares that may be issued under the debentures on account of interest or anti-dilution adjustments. The outstanding warrants and options contain exercise prices ranging from $0.29 to $7.00. Therefore, the desire of the holders of those warrants and options to sell will depend on the market price of our common stock at any given time. Further, if we default under the terms of the debentures, we may be required to issue additional common stock to the debenture holders if we fail to make the default payment stated in the debentures. Sales of substantial amounts of our common stock in the open market, including sales of the shares offered for resale in this prospectus, could adversely affect the market price of our common stock.

          Our board of directors has the authority to issue additional shares of common stock and preferred stock up to the authorized amount stated in our Articles of Incorporation. Our board of directors may choose to issue some or all of such shares to acquire one or more businesses or other types of property, or to provide additional financing in the future. The issuance of any such shares may result in a reduction of the book value or market price of the outstanding shares of our common stock. If we do issue any such additional shares, such issuance also will cause a reduction in the proportionate ownership and voting power of all other shareholders. Further, any such issuance may result in a change of control of SinoFresh.

          We filed a registration statement in order for certain shareholders to sell their stock and a substantial number of shares being sold in the market may cause our stock price to decline. We filed a registration statement for certain holders of our equity securities in accordance with registration rights agreements with them. The registration statement, which was declared effective by the SEC on February 1, 2005, allows those holders the ability to sell their stock without reliance on the holding period and other requirements of Rule 144. A total of 10,041,153 shares of common stock are included in the registration statement, comprised of the following: 1,018,490 shares of issued and outstanding restricted common stock; 4,031,740 shares issuable upon exercise of warrants with exercise prices ranging from $0.29 to $7.00 per share; 3,327,273 shares that are issuable upon conversion of outstanding debentures at a conversion rate of $0.55 per share, without further payment for those shares; and an additional 1,663,650 shares of common stock that may be issued on account of interest or anti-dilution adjustments relating to the debentures. Sales of substantial amounts of such common stock in the open market could adversely affect the market price of our common stock.

          The price of our common stock may continue to be volatile. The market price of our common stock, which is quoted for trading on the OTC Electronic Bulletin Board, has been highly volatile and may continue to be volatile in the future. Any or a combination of the following factors could cause the market value of our common stock to decline quickly:

•	operating results that differ from market expectations;

•	negative or other unanticipated results of clinical trials or other testing;

•	delays in product development;

•	technological innovations or commercial product introductions by our competitors;

•	changes in government regulations;

•	developments concerning proprietary rights, including pending or threatened patent litigation;

•	public concerns regarding the safety of any of our products; and,

•	general economic and stock market conditions.

          Since the inception of trading activities in September 2003, the stock market has experienced, and it may continue to experience, significant price and volume fluctuations. These fluctuations have particularly affected the market prices of equity securities of many small capitalization companies that are not yet profitable or that experience low or inconsistent earnings. Often, the affect on the price of such securities is disproportionate to the operating performance of such companies. In our case, such broad market fluctuations may adversely affect your ability to dispose of your shares at a price equal to or above the price at which you purchased such shares.

          Our common stock may be subject to penny stock regulation, which may make it difficult for investors to sell our common stock. The SEC has adopted rules that regulate broker/dealer practices in connection with transactions in penny stocks. Penny stocks generally are equity securities with a price of less than $5.00 per share (other than securities registered on certain national securities exchanges or quoted on the NASDAQ Stock Market, provided that current price and volume information with respect to transactions in such securities is provided by the exchange system). The penny stock rules require a broker/dealer, prior to completing a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document prepared by the SEC that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker/dealer also must provide the customer with bid and offer quotations for the penny stock, the compensation of the broker/dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from such rules the broker/dealer must make a special written determination that a penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. Our common stock will likely be subject to the penny stock rules. These disclosure requirements may have the effect of reducing the level of trading activity in any secondary market for our common stock. Accordingly, holders of our common stock may find it difficult to sell their shares, if they are able to do so at all.

          We do not expect to pay dividends for the foreseeable future. For the foreseeable future, we intend to retain any earnings to finance the development and expansion of our business, and we do not anticipate paying any cash dividends on our common stock. Any future determination to pay dividends will be at the discretion of our board of directors and will be dependent upon then existing conditions, including our financial condition and results of operations, capital requirements, contractual restrictions, business prospects, and other factors that the board of directors considers relevant.

          Our preferred stock may cause dilution. Our Articles of Incorporation authorize the issuance of up to 200,000,000 shares of “blank check” preferred stock with such rights and preferences as our board of directors, without further shareholder approval, may determine from time to time. Of these preferred shares, 858,170 shares are designated as Series A preferred stock, 1,500,000 shares are designated as Series B preferred stock, and 1,250,000 shares are designated as Series C preferred stock. As of December 2004, we had 823,795 shares of outstanding Series A preferred stock; 1,500,000 shares of outstanding Series B preferred stock; and 944,500 shares of outstanding Series C preferred stock. Series A preferred stock is convertible into common and has voting rights with the common, on a one-for one basis. The Series B and Series C preferred stock are convertible into common stock and have voting rights with the common stock on a one for two basis. As of December, 2004, a total 5,712,795 shares of common stock issuable upon conversion of all of our outstanding preferred stock are eligible for public resale under Rule 144. Furthermore, each share of Series A, Series B and Series C preferred stock has a liquidation preference of $2.00 per share on an as converted basis before any holders of common would be entitled to receive payment for their shares or dividends upon a liquidation of SinoFresh. As of December 31, 2004, there remained 196,731,705 shares of authorized but undesignated and unissued shares of preferred stock that may be sold in the future and that can, at the discretion of our board of directors, be designated as another series of preferred stock with dividend, liquidation, conversion, voting or other rights and preferences that are senior, and not available, to the holders of our common stock. Thus, issuances of new series of preferred stock could adversely affect the relative voting power, distributions and other rights of the common stock. Holders of our common stock could realize less than the amount of dividends and/or distributions to which they would otherwise be entitled.

          Further, preferred stock could be used as a method of discouraging, delaying, or preventing a take-over of SinoFresh. If we issue “blank check” preferred stock, it could have a dilutive effect upon our common stock. This would decrease the chance that our shareholders would realize a premium over market price for their shares of common stock as a result of a takeover bid.

[Remainder of Page Intentionally Left Blank]

ITEM 7. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
SinoFresh HealthCare, Inc.
Englewood, Florida

          We have audited the accompanying consolidated balance sheet of SinoFresh HealthCare, Inc. and subsidiary as of December 31, 2004 and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

          We conducted our audits in accordance with the standards of the Public Company Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SinoFresh HealthCare, Inc. and subsidiary at December 31, 2004, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

          The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1, the Company has incurred substantial losses since its inception, has a working capital deficiency at December 31, 2004, and has incurred negative cash flow from operations. These factors, among others, raise substantial doubt about its ability to continue as a going concern. Management’s plans related to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moore Stephens Lovelace, P.A.
Certified Public Accountants
Orlando, Florida
Dated January 28, 2005

SINOFRESH HEALTHCARE, INC.
CONSOLIDATED BALANCE SHEET

December 31, 2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,332,424
Accounts receivable, net of allowances of $14,244	229,273
Inventory	43,124
Deferred debt issuance costs, current	205,068
Other current assets	323,468

TOTAL CURRENT ASSETS	2,133,357

FURNITURE AND EQUIPMENT, NET	110,204
PATENTS, NET	2,519,247
GOODWILL	2,409,401
DEFERRED DEBT ISSUANCE COSTS	187,994
OTHER ASSETS	6,418

$7,366,621

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Current portion of capital leases	$22,191
Accounts payable	1,828,911
Accrued expenses	490,384

TOTAL CURRENT LIABILITIES	2,341,486

CONVERTIBLE DEBENTURES, net of unamortized debt discounts	1,245,417
CAPITAL LEASES, NET OF CURRENT MATURITIES	61,660

TOTAL LIABILITIES	3,648,563

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Common stock, no par value; 500,000,000 shares authorized; 14,097,120 shares issued and outstanding	5,585,378
Preferred Stock, no par value; $2 liquidation value per share; 200,000,000 shares authorized
Series A convertible preferred stock, voting; 858,170 shares authorized, 823,795 shares issued and outstanding	1,647,589
Series B convertible preferred stock, voting; 1,500,000 shares authorized, issued and outstanding	3,000,000
Series C convertible preferred stock, voting; 1,250,000 shares authorized; 944,500 shares issued and outstanding	1,695,681
Accumulated deficit	(7,987,457)
Deferred stock-based compensation	(91,133)
Subscriptions receivable	(132,000)

TOTAL STOCKHOLDERS’ EQUITY	3,718,058

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,366,621

See notes to consolidated financial statements.

SINOFRESH HEALTHCARE, INC.
CONSOLIDATED STATEMENT OF OPERATIONS

	Year Ended	Year Ended
	December 31, 2004	December 31, 2003
REVENUE, net	$3,564,514	$1,830,195

COST OF REVENUE	942,623	607,766

GROSS PROFIT	2,621,891	1,222,429

OPERATING EXPENSES
Salaries and other compensation expenses	1,401,419	852,312
Professional fees	1,465,294	1,869,103
Other general and administrative expenses	567,913	560,657
Marketing and advertising expenses	1,137,832	1,196,939
Research and development expenses	236,387	184,772
Depreciation and amortization	261,697	250,834

TOTAL OPERATING EXPENSES	5,070,542	4,914,617

LOSS FROM OPERATIONS	(2,448,651)	(3,692,188)

OTHER INCOME (EXPENSE):
Interest, net	(1,303,380)	(85,185)
Other income (expense)	45,751	8,058

TOTAL OTHER INCOME (EXPENSE)	(1,257,629)	(77,127)

NET LOSS BEFORE INCOME TAXES	(3,706,280)	(3,769,315)

PROVISION FOR INCOME TAXES	—	—

NET LOSS	$(3,706,280)	$(3,769,315)

NET LOSS PER COMMON SHARE -Basic and diluted	$(0.28)	$(0.33)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING -Basic and diluted	13,442,660	11,547,120

See notes to consolidated financial statements.

SINOFRESH HEALTHCARE, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

			Preferred Stock
	Common Stock		Series A		Series B		Series C					Total
	Number		Number		Number		Number		Deferred stock-	Subscriptions	Accumulated	Stockholders’
	of Shares	Amount	of Shares	Amount	of Shares	Amount	of Shares	Amount	based compensation	Receivable	Deficit	Equity
Balance at December 31, 2002	10,768,490	$2,154	808,170	$1,616,339	1,500,000	$3,000,000	337,500	$608,712	$—	$—	$(511,862)	$4,715,343

Effect reverse merger	2,483,333	(3,238)										(3,238)

Stock issued as settlement			50,000	100,000								100,000

Series C preferred Stock issued issued under private placement offering, net of $181,873 offering costs							881,211	1,580,549				1,580,549

Common stock issued to consultant	50,000	123,000										123,000

Issuance of options and warrants to consultants		706,125										706,125

Proceeds from sales of warrants, net of $176,050 in costs		1,423,950								(652,000)		771,950

Payments received on subscriptions										400,000		400,000

Net loss, year ended December 31, 2003											(3,769,315)	(3,769,315)

Balance at December 31, 2003	13,301,823	2,251,991	858,170	1,716,339	1,500,000	3,000,000	1,218,711	2,189,261	—	(252,000)	(4,281,177)	4,624,414

See notes to consolidated financial statements

SINOFRESH HEALTHCARE, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (CONTINUED)

			Preferred Stock
	Common Stock		Series A		Series B		Series C					Total
	Number		Number		Number		Number		Deferred stock-	Subscriptions	Accumulated	Stockholders’
	of Shares	Amount	of Shares	Amount	of Shares	Amount	of Shares	Amount	based compensation	Receivable	Deficit	Equity
Payments received on subscriptions										$120,000		$120,000

Issuance of common shares for services	212,500	147,375										147,375

Conversion of Series A preferred to common	34,375	68,750	(34,375)	(68,750)								—

Conversion of Series C preferred to common	548,422	493,580					(274,211)	(493,580)				—

Issuance of options and warrants to consultants		494,182										494,182

Issuance of options to employees		299,500							(299,500)			—

Amortization of unearned stock based compensation									208,367			208,367

Issuance of warrants in connection with the convertible debentures		610,000										610,000

Beneficial conversion of debentures		1,220,000										1,220,000

Net loss, year ended December 31, 2004											(3,706,280)	(3,706,280)

Balance at December 31, 2004	14,097,120	$5,585,378	823,795	$1,647,589	1,500,000	$3,000,000	944,500	$1,695,681	$(91,133)	$(132,000)	$(7,987,457)	$3,718,058

See notes to consolidated financial statements

SINOFRESH HEALTHCARE, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended	Year Ended
	December 31, 2004	December 31, 2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,706,280)	$(3,769,315)

Adjustments to reconcile net loss to net cash used in operations:
Beneficial conversion feature of the convertible debentures	1,220,000	—
Stock, options and warrants issued for services	462,359	829,125
Amortization and depreciation	261,697	250,834
Stock issued as settlement cost	—	100,000
Bad debt expense	(4,756)	17,081
Change in allowance for returns	4,000	—
Amortization of debt discount	25,417	—
Amortization of deferred debt issuance costs	17,089	—
Other	—	(3,238)

Changes in assets and liabilities:
Accounts receivable	417,452	(644,906)
Inventory	128,883	(78,362)
Other current assets	(29,921)	(162,348)
Other assets	800	13,457
Accounts payable	1,135,653	460,138
Accrued expenses	(188,740)	279,876

NET CASH USED IN OPERATING ACTIVITIES	(256,347)	(2,707,658)

INVESTING ACTIVITIES:
Acquisition of SinoFresh Laboratories, Inc., net of cash	—	(72,605)
Payments for purchases of property and equipment	(2,947)	(35,073)

NET CASH USED IN INVESTING ACTIVITIES	(2,947)	(107,678)

FINANCING ACTIVITIES:
Net proceeds from issuance of stock and warrants	—	2,484,499
Payments received on subscriptions receivable	120,000	400,000
Proceeds from short-term notes payable	—	300,000
Proceeds from long-term debt borrowings	1,830,000	—
Deferred debt issuance costs	(141,850)	—
Payments on long-term debt and capital leases	(584,826)	(246,454)

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,223,324	2,938,045

NET INCREASE IN CASH AND CASH EQUIVALENTS	964,030	122,709

CASH AND CASH EQUIVALENTS - beginning of period	368,394	245,685

CASH AND CASH EQUIVALENTS - end of period	$1,332,424	$368,394

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$70,926	$141,685

NON-CASH ACTIVITY:
Warrants issued to placement agent increasing deferred debt issuance costs and common stock	$268,301	$—

Warrants issued in connection with convertible debentures decreasing convertible debentures and increasing common stock	$610,000	$—

Warrants issued in connection with a services agreement increasing other current assets and common stock	$119,264	$—

See notes to consolidated financial statements.

SINOFRESH HEALTHCARE, INC.

Notes to Condensed Consolidated Financial Statements
For the years ended December 31, 2004 and 2003

NOTE 1: Nature of Business and Summary of Significant Accounting Policies

          ORGANIZATION: The Company’s predecessor, SinoFresh HealthCare, Inc. (SinoFresh — Delaware) was incorporated in the state of Delaware on October 15, 2002. In November 2002 SinoFresh - Delaware entered into an asset purchase agreement (the “Asset Purchase Agreement”) whereby it received certain assets and liabilities of SinoFresh Laboratories, Inc. effective at the close of business on November 15, 2002 in exchange for 808,170 shares of its Series A preferred stock (see notes 2 and 7).

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

          The amended Articles of Incorporation stipulate the Company will register a portion of the shares of common stock with the Securities and Exchange Commission (SEC). In addition, Series A, Series B and Series C preferred shareholders also have certain registration rights. The Company believes that its obligations to register these shares are moot since the holders of those shares are able to now convert and/or sell under Rule 144.

          All share and per share data in the accompanying consolidated financial statements have been retroactively changed to reflect this transaction.

          NATURE OF BUSINESS: The Company is engaged in the research, development, and marketing of proprietary products for the prevention and treatment of various upper respiratory ailments. SinoFresh™ Nasal and Sinus Care was distributed by the Company in a limited geographical area in Florida until May 2003 at which time the Company entered into a master broker agreement with a national company to obtain national distribution of its nasal product through various national drugstores and grocery store chains. As of December 31, 2004 the Company has distribution agreements with most of the major drug retailers as well as certain major grocery chains, which enable it to place its product in over 20,000 retail locations across the country.

          The Company’s business is subject to various risks and uncertainties and the Company’s ability to continue as a going concern is dependent on its ability to market and distribute its products and utilize the technology underlying its patents. The Company has a working capital deficit at December 31, 2004 of approximately $208,000, it has incurred a net loss of approximately $3,706,000 and has consumed approximately $398,000 of cash in operations for the year then ended. Management believes that these risks are mitigated by the annual growth in revenues, recent debenture financing and possible future capital funding and/or borrowings. The rate of the Company’s future growth and success will be dependent on its ability to generate the necessary resources through product sales and/or through borrowings or equity financing. The accompanying statements do not include any adjustments that might be necessary if the Company is unable to generate these revenues and implement its business plan.

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

          CONCENTRATION OF RISK: Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company’s investment policy is to invest in low risk, highly liquid investments. At December 31, 2004, ninety one percent (91%) of gross accounts receivable were due from four customers. Additionally, approximately seventy percent (70%) of the Company’s revenues during 2004 were derived from three customers.

          The Company’s business is dependent on its ability to utilize the underlying patents and a third party manufacturer provides all of the Company’s manufacturing capacity. The Company is also dependent on the revenue from the sale of SinoFresh™ Nasal and Sinus Care, its only product available for sale as of December 31, 2004.

          CASH AND CASH EQUIVALENTS: The Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents.

          FAIR VALUE OF FINANCIAL INSTRUMENTS: All financial instruments are carried at amounts that approximate fair value.

          ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS: Accounts receivable result from the sale of the Company’s products at sales prices, net of estimated sales returns and other allowances. The Company estimates an allowance for doubtful accounts based on a specific identification basis and additional allowances based on historical collections experience. Accounts are considered past due when outstanding beyond the stated payment terms. The Company will not write-off any account receivable until all reasonable means of collection have been exhausted and collection does not appear probable.

          INVENTORIES: Inventories are valued at the lower of cost (determined on a first-in, first-out basis) or market and are evaluated for product obsolescence on a periodic basis (see note 3).

          DEFERRED DEBT ISSUANCE COSTS: Deferred debt issuance costs relate to placement agent fees and legal fees associated with the convertible debentures (see note 6). The valuation of the warrants utilized to pay these fees was computed using the Black-Scholes method and is being amortized over the 24 month term of the debentures.

          PROPERTY AND EQUIPMENT: Property and equipment are stated at cost. Equipment is depreciated using the straight-line method over five to seven years (see note 4).

          PATENTS: Patents are stated at cost and are amortized over thirteen years (the approximate life of the patents on the date of purchase) using the straight-line method (see note 5).

          GOODWILL: The Company’s goodwill was established as a result of the asset acquisition (see note 2). Goodwill is carried at lower of cost or market and is subject to annual impairment evaluation, or interim impairment evaluation if an interim triggering event occurs which indicates that the carrying amount of goodwill may not be recoverable. Management believes that based on testing performed in 2004, the Company’s long-lived assets, including goodwill are not impaired.

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

          MARKETING AND ADVERTISING EXPENSES: Included in marketing and advertising expenses are costs associated with promoting the Company’s product, public relations, conducting marketing studies and other internal expenses. The Company uses television, radio and print as its primary forms of media for product promotion. Product promotion costs were $913,385 and $641,212 for the years ended December 31, 2004 and 2003, respectively. In addition to media, the Company also promotes its product through the services of a public relations firm and through entertainer, Ed McMahon. Public relations expenses were $152,042 and $311,583 for the years ended December 31, 2004 and 2003, respectively. The Company has incurred $72,405 and $244,144 for the years ended December 31, 2004 and 2003, respectively, for market studies and other internal related expenses. All costs for advertising media is expensed in the period in which such media has been presented to its targeted audience.

          RESEARCH AND DEVELOPMENT COSTS: SinoFresh’s policy is to expense all research and development expenses as incurred. Research and development expenses during the years ended December 31, 2004 and 2003 totaled approximately $236,000 and $185,000, respectively. Substantial research and development costs are anticipated for the development of line extensions to the SinoFresh™ Nasal & Sinus Care product, including potential unrelated new products in the health care industry, in general, and in the respiratory and infectious disease category, in particular. New product development will be supported by clinical studies to ensure the safety and efficaciousness of the Company’s products, as well as for line extension derivatives of current and future products. Additionally, extensive clinical and developmental testing is anticipated in connection with the Company’s development of new over-the-counter (OTC) and ethical drug products related to the treatment of chronic sinusitis and other indications in the ear, nose and throat field. In addition, the Company performs extensive research and development aimed at increasing the number of on-label claims it may include on its OTC product and further documenting the efficacy of these products.

          SALES INCENTIVES AND CONSIDERATION PAID TO RETAILERS: The Company accounts for certain promotional costs such as sales incentives, promotional funds, cooperative advertising and consumer coupon redemptions as a reduction of net sales. For the years ended December 31, 2004 and 2003, the Company had recorded approximately $545,000 and $350,000, respectively, as a reduction of revenue related to these costs.

          SHIPPING AND HANDLING COSTS: Shipping and handling costs are classified as a cost of sales and those billed to customers are recorded as revenue on the consolidated statements of operations.

          STOCK-BASED COMPENSATION: The Company accounts for employee stock-based compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees,” and complies with the disclosure provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123). Under APB No. 25, compensation cost is determined based on the difference, if any, on the measurement date, which is generally the grant date, between the fair value of the Company’s stock and the amount an employee must pay to acquire the stock (see note 7).

          The fair value of each stock option or warrant grant issued to non-employees is estimated on the measurement date using either the fair value method of SFAS 123 or the Black-Scholes method of SFAS 148 and is amortized over the related service period. Expenses recognized for such issuances were approximately $173,000 and $706,000 for the years ended December 31, 2004 and December 31, 2003, respectively.

          The following table reflects proforma supplemental financial information related to stock-based employee compensation, as required by SFAS No. 123 and SFAS 148:

	2004	2003

Net loss, as reported	$(3,706,280)	$(3,769,315)

Additional stock-based employee compensation costs that would have been included in the determination of net loss if the fair value method (SFAS No. 123) had been applied to all awards	(520,005)	(143,208)

Unaudited pro forma net loss, as if the fair value method had been applied to all awards	$(4,226,285)	$(3,912,523)

Net loss per common share, as reported	$(0.28)	$(0.33)

Unaudited pro forma net loss per common share, as if the fair value method had been applied to all awards	$(0.31)	$(0.34)

          The weighted average remaining contractual life of the options as of December 31, 2004 is 3.93 years. Options issued in 2004 were valued using the Black-Scholes method of SFAS 148. The weighted average fair value of options granted in 2004 was $1.57 and consisted of 200,000 options issued at market (weighted average fair value of $0.90), 350,000 options issued below market (weighted average fair value of $1.96) and 5,000 options issued above market (weighted average fair value of $0.90). In determining fair market value for options granted during 2004, the Company assumed a risk-free rate of 3%, an expected life of 5 years, volatility ranging from 2.11 to 3.11 and no expected dividends.

          Options issued in 2003 were valued using the fair value method of SFAS 123. The fair market value at the date of issuance was $1.00 for all options granted in 2003.

          INCOME TAXES: Deferred tax assets and liabilities and the resultant provision for income taxes are determined based on the difference between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are recognized when management determines that it is more likely than not that the asset will be realized (see note 10).

          NET INCOME (LOSS) PER SHARE: Basic net income (loss) per share and diluted net income (loss) per share have been computed based upon the weighted average number of common shares outstanding during the year. Assumed common stock equivalents were excluded from the net loss per share computations, as their effect is antidilutive. Common stock equivalents could potentially dilute basic earnings per share in future periods if the Company generates net income. At December 31, 2004 and 2003, there were 4,405,115 and 2,071,470 warrants issued, respectively, to purchase common stock. At December 31, 2004 and 2003, there were 1,574,375 and 1,099,625 options issued to purchase common stock, respectively. At December 31, 2004 and 2003, there were 3,268,295 and 3,576,881 preferred shares, respectively, convertible to 5,712,795 and 6,295,592 common shares. At December 31, 2004 and 2003, there were outstanding debentures convertible into 3,327,273 and 0 common shares which may dilute future EPS.

          PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of the Company and its wholly owned operating subsidiary, SinoFresh Corporation. All inter-company balances and transactions have been eliminated in consolidation.

          RECLASSIFICATIONS: Certain amounts in the 2003 financial statements have been reclassified to conform to the 2004 presentation.

Recent Accounting Pronouncements

          In March 2004, the FASB approved the consensus reached on the Emerging Issues Task Force (EITF) Issue No. 03-1, “The Meaning of Other-Than Temporary Impairment and Its Application to Certain Investments.” The Issue’s objective is to provide guidance for identifying other-than-temporarily impaired investments. EITF 03-1 also provides new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, FASB issued a FASB Staff Position (FSP) EITF 03-1-1 that delays the effective date of the measurement and recognition guidance in EITF 03-1 until further notice. The disclosure requirements of EITF 03-1 are effective with this annual report for fiscal 2004. Once the FASB reaches a final decision on the measurement and recognition provisions, the Company will evaluate the impact of the adoption of the accounting provisions of EITF 03-1.

          In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment.” SFAS No. 123R requires employee stock options and rights to purchase shares under stock participation plans to be accounted for under the fair value method, and eliminates the ability to account for these instruments under the intrinsic value method prescribed by APB Opinion No. 25, and allowed under the original provisions of SFAS No. 123. SFAS No. 123R requires the use of an option pricing model for estimating fair value, which is amortized to expense over the service periods. The requirements of SFAS No. 123R are effective for fiscal periods beginning after June 15, 2005. If the Company had applied the provisions of SFAS No.123R to the financial statements for the period ending December 31, 2004, net loss would have increased by approximately $520,000. SFAS No. 123R allows for either prospective recognition of compensation expense or retrospective recognition, which may be back to the original issuance of SFAS No. 123 or only to interim periods in the year of adoption. The Company is currently evaluating these transition methods.

          In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4. “SFAS No. 151 amends the guidance in ARB No. 43, “Inventory Pricing,” for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) requiring that those items be recognized as current-period expenses regardless of whether they meet the criterion of “so abnormal.” This statement also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The statement is effective for inventory costs incurred during the fiscal years beginning after June 15, 2005. Management does not expect this statement to have a material impact on the Company’s consolidated financial position or results of operations.

          In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29.” APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. SFAS No. 153 amends APB Opinion No. 29, eliminating the exception to fair value accounting for nonmonetary exchanges of similar productive assets and replaces it with general exception to fair value accounting for nonmonetary exchanges that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Management does not expect this statement to have a material impact on the Company’s consolidated financial position or results of operations.

NOTE 2: Asset and Business Acquisition

          On November 16, 2002 (Acquisition Date) SinoFresh — Delaware acquired the business and substantially all of the assets of SinoFresh Laboratories, Inc. (the Seller) and assumed certain liabilities in exchange for 808,170 shares of Series A preferred stock valued at $2.00 per share based on SinoFresh – Delaware’s most recent private placements of preferred stock. During the year ended December 31, 2003, additional acquisition costs related to legal expenses of approximately $73,000 were capitalized to goodwill.

          In connection with the acquisition in November 2002, the Company entered into an agreement with the founder of SinoFresh Laboratories, Inc. (and current CEO of the Company), whereby, the Company was assigned the three U.S. patents covering the formulations for solutions related to freshening the nose and throat with an antiseptic spray in exchange for 1,500,000 shares of Series B preferred stock valued at $2.00 per share. The aggregate $3,000,000 fair value of the intangible assets acquired was based on the contemporaneous cash sales price of Series C preferred stock.

          The Company accounted for these acquisitions using the purchase method of accounting in accordance with SFAS No. 141 “Business Combinations.” The combined purchase price and acquisition costs incurred through December 31, 2002 exceeded the fair value of net assets acquired by approximately $2,337,000. The excess has been allocated to goodwill.

NOTE 3: Inventories

          Inventories at December 31, 2004 consisted of the following:

Finished Product	$43,124

Total	$43,124

          The Company has an agreement with a third party, who is a registered Federal Drug Administration and a cGMP (current Good Manufacturing Practices) qualified manufacturer, to manufacture its products. This agreement, which expires in December 2005, provides for minimum annual purchases by the Company of approximately $81,000 and provides the manufacturer with a security interest in all products and proceeds thereof for which the manufacturer has not been paid.

NOTE 4: Furniture and Equipment

          Furniture and equipment at December 31, 2004 summarized by major classification is as follows:

Furniture and Fixtures	$75,485
Computer Equipment	73,055
Warehouse Equipment	9,267
Less: Accumulated Depreciation	(47,603)

$110,204

          Furniture and equipment included computer and warehouse equipment of approximately $128,000 acquired under capital lease arrangements at December 31, 2004. Depreciation expense for capitalized furniture and equipment was approximately $31,000 and $16,000 for the years ended December 31, 2004 and 2003, respectively.

NOTE 5: Patents

          Patents as of December 31, 2004 consist of the following:

Patents	$3,000,000
Less: Accumulated Amortization	(480,753)

$2,519,247

          Patents are being amortized over 13 years based on the estimated remaining legal life as of the date of the acquisition of such patents. Amortization expense was approximately $231,000 and $235,000 for the years ended December 31, 2004 and 2003, respectively.

          The estimated aggregate amortization expense for patents for each of the succeeding five calendar years is approximately as follows:

2005	$231,000
2006	$231,000
2007	$231,000
2008	$231,000
2009	$231,000

          The original valuation of the Company’s patents was preformed by an independent valuation specialist and involved the use of estimates related to the fair value of the patents. As of December 31, 2004, the Company has evaluated it patents and has determined that there is no impairment in such asset value.

NOTE 6: Convertible Debentures and Capital Leases

          On December 7, 2004, the Company obtained financing in the total amount of $1,830,000 through the sale of 2-year Senior Secured 6% Convertible Debentures (the “Debentures”) to various institutional and private investors. The Debentures, which mature 2 years from the date of issuance, are collateralized by all of the assets of the Company and its operating subsidiary, SinoFresh Corporation (including the Company’s patents and trademarks); and, the Debentures are convertible at a conversion price of $.55 per share, subject to certain anti-dilution provisions contained in the terms of the Debentures. The Company reserved the right to require conversion of the Debentures at any time after an effective registration statement if the closing bid price of the Company’s stock exceeds 300% of the conversion price then in effect for a period of 20 consecutive trading days. Interest is payable quarterly in arrears in cash; however, the Company may make interest payments with common stock so long as the market price of the common stock at such time is at least 115% of the then effective conversion price. The Company’s subsidiary, SinoFresh Corporation, entered into a guaranty agreement with the investors, guaranteeing the Company’s performance under the financing documents.

          As an inducement to the Debenture holders, 1,663,645 warrants were issued at an exercise price of $0.60. Debenture proceeds allocated to these warrants totaled $610,000 and are reflected as a debt discount against the value of the total Debenture proceeds (see note 7). The debt discount is being amortized to interest expense over the 24-month term of the Debentures.

          In connection with the Debentures, the Company issued 320,000 warrants to a placement agent. These warrants were valued at approximately $268,000 and are being amortized to interest expense over the 24-month term of the Debentures. The Company also paid approximately $142,000 for placement agent and other closing costs related to the Debentures. These costs have been recorded as deferred debt issuance costs and are being amortized to interest expense over the 24-month term of the Debentures.

          In accordance with Emerging Issues Task Force Issue Nos. 98-7 and 00-27, the convertible Debentures are deemed to contain a beneficial conversion feature. The beneficial conversion feature for the debenture transaction was estimated to be $1,220,000. Due to the Debentures being immediately convertible, the beneficial conversion feature was fully expensed to interest expense as of the date of issuance.

          At December 31, 2004, long-term debt consisted of the following:

6% Secured convertible debentures	$1,830,000
Unamortized debt discounts	(584,583)
Capital lease obligations	83,851

$1,329,268
Less current portion	(22,191)

$1,307,077

Future minimum maturities of notes payable are as follows:

Year Ended
2005	$22,191
2006	$1,853,869
2007	$23,530
2008	$14,261

NOTE 7: Stockholders’ Equity

Common Stock

     The holders of SinoFresh’s common stock are entitled to equal dividends and distributions per share with respect to the common stock when, as and if, declared by the board of directors from funds legally available therefore. No holder of any shares of common stock has a pre-emptive right to subscribe for any of our securities, nor are any common shares subject to redemption or convertible into other securities. Upon our liquidation, dissolution or winding-up, and after payment of creditors and preferred shareholders, if any, our assets will be divided pro rata on a share-for-share basis among the holders of the shares of common stock. Each share of the common stock is entitled to one vote with respect to the election of any director or any other matter upon which shareholders are required or permitted to vote. We have authorized 500,000,000 shares of no par value common stock. As of December 31, 2004, there are 14,097,120 shares issued and outstanding and $132,000 warrant subscriptions receivable.

     During 2004, the Company issued 12,500 restricted common shares to an employee in connection with an employment agreement and 200,000 restricted common shares to two service providers in accordance with service agreements. In addition, 34,375 Series A preferred shares were converted into 34,375 shares of common stock and 274,211 Series C preferred shares were converted in 548,422 shares of common stock.

Preferred Stock

     Our Articles of Incorporation authorize the issuance of up to 200,000,000 shares of “blank check” preferred stock with such rights and preferences as our board of directors, without further shareholder approval, may determine from time to time. Of these authorized preferred shares, SinoFresh has designated 858,170 shares as Series A preferred stock, 1,500,000 shares as Series B preferred stock, and 1,250,000 shares as Series C preferred stock. All preferred stock ranks senior to common stock as to payment of dividends and distribution of assets. Series A and B preferred stock ranks junior to Series C preferred stock, and Series A preferred stock ranks junior to Series B preferred stock, as to payment of dividends and distribution of assets. All three series of preferred stock have a liquidation value of $2.00 per share. Series A preferred shares are convertible into common stock on a one-for-one basis, while Series B and C preferred shares are convertible on a two-for-one basis, and, all have voting rights equivalent to the common stock into which they are convertible. In September 2004, the shares of common stock underlying the outstanding preferred stock became eligible for resale under Rule 144. There are 823,795 shares of Series A preferred stock outstanding, 1,500,000 shares of Series B preferred outstanding and 944,500 shares of Series C preferred stock outstanding, as of December 31, 2004.

Debentures

     In connection with a December 2004 financing, we issued $1,830,000 of senior secured 6% convertible debentures which have a maturity date of December 5, 2006. The debentures are convertible into 3,327,273 shares of common stock at a conversion price of $0.55 per share. The debentures contain anti-dilution provisions under which the number of shares issuable upon conversion of the debentures and the conversion price will be adjusted upon the sale by us of common stock or securities convertible into or exercisable for common stock at prices below the then existing conversion price of the debenture, the occurrence of stock splits, stock distributions, and other corporate events. We may, at our option, require the conversion of all of the debentures into shares of common stock provided that the market price of our common stock exceeds 300% of the conversion price of the debentures then in effect for at least 20 consecutive trading days and until delivery of a notice of mandatory conversion in accordance with the terms of the debenture.

     Under the debentures, we are prohibited from taking certain corporate actions without the written consent of the holders of the debentures, including the making of distributions on our capital stock; the redemption or repurchase of our securities; the creation of any liability or lien on our assets except borrowings existing or committed on December 6, 2004, obligations to trade creditors or financial institutions incurred in the ordinary course of business, and loans to repay the debentures; the sale or other disposition of any significant portion of our assets outside of the ordinary course of business; the loaning or the advancing of any funds or credit, except in connection with any such items in existence or committed on December 6, 2004, or made in the ordinary course of business, or that are not in excess of $50,000 if made outside the ordinary course of business; and create any contingent liabilities except those that are in existence on December 6, 2004 or are made in the ordinary course of business.

Warrants and Stock Options

     Warrants

     In connection with the debenture financing, we issued to the debenture holders and a placement agent warrants to purchase 1,663,645 and 320,000 shares of common stock, respectively. The warrants have an exercise price of $0.60 and $0.55 per share, respectively, and expire on December 6, 2009. The warrants contain anti-dilution provisions under which the number of shares issuable upon exercise of the warrants and the exercise price will be adjusted upon the issuance of common stock or securities convertible into or exercisable for common stock at prices lower than the then effective exercise price of the warrants, the occurrence of stock splits, stock distributions, and other corporate events.

     The Company issued warrants to consultants and service providers in fiscal 2004 for a total of 350,000 shares of common stock, with exercise price ranging from $0.29 to $0.60 per share. The warrants have terms of five years and vesting ranges from immediate to one year. The warrants contain standard anti-dilution provisions pursuant to which the number of shares issuable upon exercise of the warrants will be adjusted upon stock splits, stock distributions and the like. These warrants were valued at approximately $225,000.

     We have outstanding additional warrants to purchase a total of 2,071,470 shares of common stock. The warrants were issued in private placements and to consultants and vendors in respect of services. The warrants have exercise prices ranging from $1.00 to $7.00 per share, and expire at varying times from February, 2005 through October, 2008. The warrants contain standard anti-dilution provisions pursuant to which the number of shares issuable upon exercise of the warrants will be adjusted upon stock splits, stock distributions and the like.

     Stock Options

     We have issued options to purchase 269,625 shares of common stock to independent consultants at exercise prices ranging from $1.00 to $1.50 per share. All of these options are currently exercisable and expire at varying times between September 1, 2008 and July 7, 2009.

     Plan Stock Options

     We have reserved for options under our 2002 Stock Option Plan 3,000,000 shares of common stock. As of December 31, 2004, there were outstanding options under the Plan for 1,304,750 shares of common stock, at exercise prices ranging from $0.75 to $1.70 per share.

     Plan stock option activity was as follows during the years ended December 31, 2004 and 2003.

		Weighted Average
	Options	Exercise Price

Outstanding at December 31, 2002	—	—
Options granted	831,000	$1.00
Exercised	—	—
Expired or cancelled	—	—

Outstanding – December 31, 2003	831,000	$1.00
Options granted	555,000	$1.03
Exercised	—	—
Expired or cancelled	(81,250)	$1.00

Outstanding – end of year	1,304,750	$1.01

Exercisable as of December 31, 2004	829,750	$0.98

          In November 2004, the Company agreed to fully vest all 200,000 options previously issued to its Chief Financial Officer in recognition of his past contributions. Of these options, 70,000 options were vested and 130,000 options were originally scheduled to vest in equal amounts in September of 2005 and 2006.

          In November, 2003, the board of directors, by unanimous written consent, granted an option for 890,000 shares of stock to SinoFresh Management, LLC, a company owned by Stephen Bannon and Charles Fust. At the time of the grant, not all board members were aware of the interest of the two directors in that company. In April 2004, the Executive Committee declared that option invalid. In July 2004, the Board of Directors, by majority vote, ratified the action taken by the Executive Committee.

NOTE 8: Related Party Information

          One of the Company’s attorneys served as Secretary until April 2003. The Company had incurred legal fees with this law firm of approximately $37,000 for the year ended December 31, 2003.

          A director of the Company is the principal owner of a law firm that provided services to the Company. The expenses incurred to that law firm were $20,000 and $277,000 for the years ended December 31, 2004 and 2003, respectively. As of December 31, 2004, the Company had $146,000 recorded in accounts payable and accrued liabilities due to this firm.

          A former director of the Company provided consulting services to the Company directly and through his affiliate. The consultant resigned as director in September, 2003. Consulting expenses for this consultant while serving as director was $89,000 for the year ended December 31, 2003.

          The Company incurred consulting fees to an entity affiliated with a former director/principal stockholder. The director resigned in September, 2003. Expenses to this entity during the period that this individual served as director totaled $227,000 for the year ended December 31, 2003.

          The Company leases its current facility from an entity controlled by two of the Company’s officers. Rent related to this facility began in August, 2003 and totaled $77,000 and $32,000 for the years ended December 31, 2004 and 2003, respectively (see note 9). As of December 31, 2004, the Company had approximately $25,000 recorded in accounts payable due to this entity.

          In 2003, the Company paid approximately $30,000 in lease payments for vacated office space that had been leased by an officer and director on behalf of a predecessor company.

          The Company rented on a month-to-month basis from an officer and director at the sum of $1,250 per month a condominium apartment owned by the officer and director and which was used as corporate housing by the Company. Total rent expensed in 2004 and 2003 was $6,250 and $7,500, respectively. This arrangement was terminated as of June, 2004. During 2003, consulting fees paid to this individual prior to her becoming an officer and a director approximated $10,000.

          During the year ended December 31, 2003, the Company expensed approximately $131,000 in legal fees in connection with foreign patents owned by the Company’s Chairman and CEO. The foreign patents were assigned to the Company in 2004 (see note 9).

NOTE 9: Commitments and Contingencies

          In October 2004, SinoFresh entered into an agreement with BestBet Media Group, Inc. to provide the services of nationally known entertainer Ed McMahon for purposes of endorsing and promoting SinoFresh products. The term of this agreement is for one year and is renewed automatically for two additional one-year periods unless terminated by either party with at least 90 days’ written notice prior to the expiration of the then current term. Compensation for these services consists of a $75,000 contract fee, warrants to purchase 200,000 shares of the Company’s common stock at $0.29 vesting in one year and expiring in five years and a royalty payment based on certain revenue criteria. The value of the royalty payment cannot be presently determined.

          The Company entered into a five-year agreement to lease a new headquarters facility for a base rate of $5,998 per month plus sales tax, effective April 2003, but did not move in or incur expenses until August 2003. The property is leased from a company owned by two officers/shareholders of the Company. The lease provides for two additional five-year terms with the Company. The Company expensed approximately $77,000 and $32,000 during the years ended December 31, 2004 and 2003, respectively, related to this lease.

          On February 4, 2003, the Company entered into an agreement to have a third party, who is a registered Federal Drug Administration and a cGMP (current Good Manufacturing Practices) qualified manufacturer, to manufacture its products. This agreement automatically renewed on December 31, 2004 for an additional one-year period. The agreement provides for minimum annual purchases by the Company of approximately $73,500 and provides the manufacturer with a security interest in all products and proceeds thereof for which the manufacturer has not been paid.

          Effective March 1, 2003, the Company entered into a three-year master broker agreement with a national company. Under this contract the master broker became the Company’s exclusive broker, with minor exception, to all retail accounts in the United States. The master broker is entitled to a percentage of net revenues generated under this agreement. In addition, the master broker agreed to develop a marketing plan and provide certain other services. The Company incurred approximately $197,000 and $258,000 of fees for these services for the year ended December 31, 2004 and 2003, respectively, and are included in cost of goods sold in the accompanying consolidated statements of operations.

          The Company is subject to operating leases for the use of certain office equipment. Rental expense under these leases, amounted to approximately $11,000 and $6,000 for the years ended December 31, 2004 and 2003, respectively. Future noncancellable lease payments under these operating leases are $11,000 and $7,000 for the years ending December 31, 2005 and 2006, respectively. There are no equipment operating lease obligations beyond 2006.

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

          On February 20, 2004, a lawsuit was filed in the U.S. District Court, Middle District of Florida, Ft. Myers Division, Case No. 04-CV-95-FTM-29 SPC, styled Hawkins, et al. vs. Charles Fust, et al., and an amended complaint was filed on March 3, 2004 which merely changed allegations directed toward the location where the action may be heard and noted that SinoFresh is a Florida corporation. This legal proceeding was moved to the U.S. District Court located in Tampa, Florida. The plaintiffs include Stephen Bannon and David Otto, directors of SinoFresh, as well as other purported shareholders of SinoFresh. The defendants are Charles Fust, Stacey Maloney-Fust, Robert DuPont, Russell R. Lee, III (the company’s former CFO), and SinoFresh HealthCare, Inc. The complaint alleges that it is a class action suit claiming federal securities law violations, breach of fiduciary duty, rescission of certain acts and contracts of SinoFresh, and an accounting and constructive trust, being brought by the lead plaintiffs on behalf of themselves and all persons in a class (other than the defendants) who purchased SinoFresh’s publicly traded shares between January 1, 2003 and February 19, 2004; however, the lawsuit was not certified as a class action suit.

          In June 2004, the plaintiffs filed a corrected second amended complaint in the U.S. District Court, Middle District of Florida, Tampa Division, Case No. 8:04-CV-490-T-30MSS. This complaint notes SinoFresh as a nominal defendant and adds the SinoFresh’s corporate counsel as additional defendants (seeking compensatory damages, including reimbursement of legal fees paid by SinoFresh). The complaint alleges that it is a derivative suit, includes the same allegations as in the original complaint, and also alleges, among other things, inadequate disclosure by the defendants in SEC filings regarding related party transactions and regarding Mr. Fust’s beneficial ownership (wherein Mr. Fust reported ownership of the 1,000,000 shares of Crown IV Holdings portends to own), all for the alleged purpose of the defendants maintaining control of SinoFresh. In this complaint, the plaintiffs request, among other things, that the Court appoint a special monitor during the pendency of the litigation with authority to conduct investigations and issue a report to the Court; that the Court enjoin the defendant directors from “committing certain violations of Federal securities laws”, and from taking certain actions, including using corporate funds for the defense of the directors in the suit, conducting transactions in SinoFresh’s stock and soliciting proxies for a 2004 annual meeting.

          In June 2004, SinoFresh filed a motion with the Court (a) requesting the Court to appoint an independent person to make a good faith determination, after conducting a reasonable investigation, as to whether it is in the best interests of SinoFresh to maintain the shareholder derivative suit, and (b) requesting a stay of all proceedings in the case until the results of the investigation are provided to the Court. The interim stay was granted and the Court granted the motion for appointment of an independent investigator. The independent investigator commenced his investigation in September 2004 and is due to report back to the Court no later than May 30, 2005.

          The complaint alleges, among other things, the following:

          (a) that Mr. Fust has not transferred foreign patents he holds to two foreign entities related to SinoFresh through common ownership;

          (b) breach of fiduciary duty and self dealing by the individual defendants, including (i) the payment of legal fees in connection with litigation involving SinoFresh Laboratories, Inc. for which SinoFresh Laboratories agreed to indemnify SinoFresh, (ii) payment of lease obligations on a lease entered into by SinoFresh Laboratories and Charles Fust; (iii) failure to disclose to the directors that SinoFresh’s headquarters are owned by an entity controlled by Charles Fust and P. Robert DuPont; (iv) the payment of rent to Stacey Maloney-Fust for a condominium she owned; (v) the granting of options to insiders; (vi) entering into an employment agreement with Stacey Maloney-Fust without board approval; (vii) the objection by Mr. Lee of Messrs. Bannon and Otto (whom the plaintiffs allege constituted the Company’s audit committee) having direct oversight over the auditor and having the auditor report directly to Messrs. Bannon and Otto, and instead having the auditor report to Mr. Lee; (viii) removing Messrs. Bannon and Otto as directors in order to prevent them from bringing the foregoing to the attention of the auditor;

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

          Management of SinoFresh investigated the complaint and believes the allegations in the complaint to be false and misleading. SinoFresh disagrees with the allegations in the complaint and SinoFresh, on behalf of itself and its officers and directors, intends to vigorously defend the suit.

          The consolidated financial statements include no adjustment or provision related to the foregoing matters, the ultimate outcome of which cannot presently be determined.

          In March 2004, SinoFresh declared null and void two contracts entered into with Sargon Capital, Inc., a shareholder and an affiliate of a former director and officer, to-wit: an Investment Banking Services Agreement dated October 24, 2002, and a Financial Consulting Services Agreement originally dated in November 2002 which monthly payments under this consulting agreement approximate $8,000 with $96,000 due for the years 2003 and 2004, and $80,000 due for 2005. The consulting agreement was revised September 8, 2003 extending the term of September 2006 and increasing compensation to include 0.5% of gross revenue and 0.6% of net income before taxes, interest and amortization. Sargon claimed that SinoFresh owes approximately $173,000 for these services.

          In April 2004, a lawsuit was filed in Circuit Court for the 12th Judicial Circuit in and for Sarasota County, Florida, styled Sargon Capital, Inc. and Andrew Badolato vs. SinoFresh HealthCare, Inc., Charles Fust and John Hallman, Case No. 2004 CA3732SC. The complaint alleges a breach of the financial consulting services agreement by failing to pay certain fees to Sargon Capital, Inc. The complaint also alleges defamation of the principal of Sargon Capital, Inc. and a civil conspiracy to prevent Sargon Capital, Inc. from doing business in the State of Florida. SinoFresh believes that the agreements were improperly approved, were breached by Sargon, and are illegal because of the lack of appropriate licensure of Sargon. SinoFresh, on behalf of itself and its officers and directors, intends to vigorously defend the suit. The consolidated financial statements include no adjustment or provision related to the foregoing matters, the ultimate outcome of which cannot presently be determined.

          Management of SinoFresh believes that both of the above-described lawsuits are a backlash by Andrew Badolato and/or Sargon Capital, Inc. against SinoFresh in connection with the attempted removal of Stephen Bannon and David Otto as board members and as officers of SinoFresh. Mr. Badolato’s company, Sargon Capital, Inc., had been retained by SinoFresh’s predecessor for investment banking and consulting services. Over the course of Mr. Badolato’s and Sargon’s association with SinoFresh, current management came to believe that it was in the best interests of SinoFresh and its shareholders to sever ties with Mr. Badolato and Sargon. Since Messrs. Bannon and Otto became Board members as a result of their introduction to the Company by Mr. Badolato, Mr. Fust and other shareholders deemed it in SinoFresh’s best interests to attempt to remove them as directors and to seek substitute directors who were truly independent from Mr. Badolato (and Sargon).

          Other Legal Proceedings

          A shareholder of SinoFresh’s predecessor commenced an action against the predecessor (SinoFresh Laboratories, Inc.), and certain of its former officers and directors, including Charles Fust. In that action, the plaintiff is seeking recovery, through arbitration, of his investment of $150,000. In addition, the plaintiff is seeking unspecified damages due to non-performance by SinoFresh Labs of a consulting agreement entered into January 2000. The agreement was for five years at $24,000 annually, of which $23,000 was paid. Under the terms of the asset purchase agreement between SinoFresh-Delaware and SinoFresh Labs, SinoFresh-Delaware agreed to reimburse SinoFresh Labs up to $50,000 in costs of defending this action, which agreement was assumed by SinoFresh as a result of the merger. This lawsuit is being vigorously defended, but no outcome or resolution of the arbitration or lawsuit is definitive or ascertainable at this time.

          Also in April 2004, a lawsuit was filed against SinoFresh by Bryan W. Miller in the Circuit Court of the 11th Judicial Court in and for Dade County, Florida, Civil Division Case No. 04-7960 CA 30, alleging that SinoFresh breached an agreement by failing to pay fees for a broker financing arrangement. The complaint seeks damages of $120,000 plus interest and attorney’s fees. Although SinoFresh denies the allegations, a settlement was reached in January 2005 for 50,000 shares of SinoFresh common stock. The value of this stock on the settlement date was $37,500 and is accrued as an expense in the accompanying consolidated financial statements of the Company as of December 31, 2004.

          The Company has been unable to obtain from either former counsel to the Company or former counsel to SinoFresh — Delaware, who were counsel of the Company and SinoFresh — Delaware at the time of the merger, information the Company believes is sufficient to indisputably support one or more exemptions from registration that were relied upon in connection with the issuance of the merger shares. If such information is not available, the issuance of the shares of the Company in respect of the merger may not have been in compliance with the registration provisions of the federal and state securities laws. There may have been a violation of Section 5 of the Securities Act of 1933, as amended, due to the unavailability of an exemption from registration. As a result, the Company may be exposed to claims for rescission by shareholders who received shares in the merger. Although the Company would vigorously defend against any such actions, litigation may be costly and there is no assurance of the outcome.

          From time to time, the Company is subjected to other litigation or proceedings in connection with its business, as either a plaintiff or defendant. There are no such pending legal proceedings to which the Company is a party that, in the opinion of management, is likely to have a material adverse effect on the Company’s business, financial condition or results of operations.

NOTE 10: Income Taxes

          At December 31, 2004, net operating losses available to be carried forward for federal income tax purposes are approximately $9,400,000 expiring in various amounts through 2024. Utilization of SinoFresh’s net operating losses may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such annual limitation could result in the expiration of the net operating loss before utilization.

          The Company’s tax expense (benefit) differs from the “expected” tax expense (benefit) as follows:

	2004	2003
Computed “expected” tax expense (benefit)	$(1,394,673)	$(1,418,393)
Losses for which no benefit is recorded	1,405,468	1,427,806
Non-deductible	(10,795)	(9,413)

	$-0-	$-0-

     A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company has established a valuation allowance for the entire deferred tax asset due to recurring losses since the Company’s inception.

	2004	2003
Deferred tax assets:
Net operating loss carry forwards	$3,027,597	$1,622,129
Less: valuation allowance	(3,027,597)	(1,622,129)

Net deferred tax asset	$-0-	$-0-

ITEM 8.	CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          Effective March 4, 2004, SinoFresh dismissed Salberg & Company, P.A. (Salberg) as the independent auditors of the Company’s consolidated financial statements. The Company appointed Moore Stephens Lovelace, P.A., effective March 4, 2004, as its independent auditors. The decision to change auditors was approved by the Company’s Board of Directors on March 4, 2004 at which time the Company believed that two of the formerly five board members had been previously removed by shareholder written consents. Subsequent to such date, it was determined that there was a technical deficiency in the written consents and as a result, two of the five Board members had not been removed and therefore were still on the board. However, on March 29, 2004, at a meeting of the full Board of Directors, a majority of the Board of Directors ratified and approved the termination of Salberg and the appointment of Moore Stephens Lovelace, P.A. as the Company’s independent auditors effective March 4, 2004.

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

          During Salberg’s engagement and through the date of its letter, Salberg did not advise the Company of any matters listed in paragraphs (1) through (3) of Item 304(a)(1)(iv)(B) of Regulation S-B, except as follows: On February 26, 2004, Salberg requested, as an expanded audit procedure, the engagement of an outside specialist to review accounting matters relating to a recently filed lawsuit against the Company and its management. The Company did not disagree with Salberg’s request. However, the Company decided to instead replace Salberg with a larger accounting firm that has more resources and personnel to complete the Company’s audit of its 2003 consolidated financial statements and also perform any expanded audit procedures the new accounting firm deems appropriate. The Company authorized Salberg to respond fully to any inquiries about the foregoing made by Moore Stephens Lovelace, P.A.

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

ITEM 8A. CONTROLS AND PROCEDURES

          As of the end of the period covered by this report, SinoFresh carried out an evaluation of the effectiveness of the design and operation of SinoFresh’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934). This evaluation was carried out under the supervision and with the participation of SinoFresh’s management, including SinoFresh’s Chief Executive Officer and Chief Financial Officer, who concluded that SinoFresh’s disclosure controls and procedures are effective in ensuring that material information required to be disclosed is included in the reports that it files with the SEC.

          During the fourth fiscal quarter of the period covered by this report there were no significant changes in SinoFresh’s internal controls over financial reporting that materially affected or is reasonable likely to materially affect SinoFresh’s internal controls over financial reporting.

ITEM 8B. OTHER INFORMATION

          On November 24, 2004, the Company filed a current report on Form 8-K regarding the promotion of Scott M. Klein to the offices of Chief Financial Officer and Secretary by board action on November 18, 2004, and summarizing the salient terms of an employment agreement to be entered into between the Company and Mr. Klein. The employment agreement was signed on March 28, 2005, effective as of November 1, 2004. A copy of the employment agreement was filed with the SEC as an exhibit to this annual report.

          The employment agreement provides for a 3-year term commencing as of November 1, 2004 with an annual salary of $110,000, increasing to $120,000 on January 1, 2006 and $135,000 on January 1, 2007. Subject to milestones to be determined by the Company, the employment agreement also provides for an annual bonus of 15% of Mr. Klein’s base salary in effect at the end of each calendar year. The employment agreement provides for a severance payment of six months of the base salary then in effect if Mr. Klein is terminated by the Company without cause or if Mr. Klein terminates the agreement for “good reason” as defined in the agreement. In connection with his promotion to Chief Financial Officer, Mr. Klein was granted a 5-year option for 150,000 shares of common stock with an exercise price of $.75 per share (which was the closing sale price of the stock on November 1, 2004), vesting immediately as to 75,000 shares and the remaining 75,000 shares will vest ratably over 3 years commencing on November 1, 2005. Mr. Klein’s employment agreement provides that he be granted additional 5-year options for 50,000 shares on November 1, 2005 and on November 1, 2006, each at an exercise price that is the closing sale price of our common stock on such dates, and these additional options will vest ratably over three years commencing on the date of grant.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS

SinoFresh’s directors and executive officers are as follows as of February 28, 2005:

Name	Position	Appointment
Charles A. Fust	Chairman, Chief Executive Officer, Director	November, 2002
P. Robert DuPont	Vice President, Research and Development, Director	November, 2002
Scott M. Klein	Chief Financial Officer, Secretary	November, 2004
Stacey Maloney-Fust	Senior Vice President, Assistant Secretary, Director	September, 2003
Stephen Bannon	Director	September, 2003
David Otto	Director	October, 2002

          Charles A. Fust, Chief Executive Officer (CEO) and Chairman of the Board of Directors. Mr. Fust, age 61, is a chemical engineer, whose research has resulted in various domestic and international patents, including the patents underlying the SinoFresh products. Mr. Fust began the development of SinoFresh’s products in 1989. His expertise in the health care community has provided him with the opportunity to chair various health care boards, mainly Otorhinolaryngology related. Mr. Fust’s business background covers ownership and management in international companies. Mr. Fust has been the Chief Executive Officer and Chairman of SinoFresh Laboratories, LLC from 1999 to the present Chief Executive Officer and Chairman of SinoFresh from November 2002 to the present. He holds a bachelor degree in Chemical Engineering from Auburn University and has a professional affiliation with the American Association of Pharmaceutical Scientists. Mr. Fust is the spouse of Stacey Maloney-Fust.

          P. Robert DuPont, Executive Vice President and Director. Mr. DuPont, age 40, has over twenty years of experience in the bio-pharmaceutical and life sciences industries. Prior to joining SinoFresh Laboratories, LLC in June of 2001, Mr. DuPont founded and acted in the capacity of CEO of UltraPure Group Limited. UltraPure Group Limited provided integrated services to multi-national pharmaceutical companies, which included design services, regulatory consultation, and contract staffing. He founded the company in 1993 and sold his interest in the company in 2001. He is a member of the International Society of Pharmaceutical Engineers and has presented various lectures on the topic of pharmaceutical process design. Mr. DuPont is also a member of the American Association of Pharmaceutical Scientists.

          Scott M. Klein, Chief Financial Officer and Secretary. Mr. Klein, age 41, has nearly 20 years experience in financial administration for private industry and in public accounting. Mr. Klein joined SinoFresh in April, 2004 as a Controller and was promoted to Chief Financial Officer in November, 2004. Prior to joining SinoFresh, Mr. Klein served three years as the CFO for ParView, Inc., a privately held manufacturer of GPS technology for the golf industry. From 1992 to 2001, Mr. Klein was the Corporate Controller for Elcotel, Inc., a publicly-held manufacturer of computerized “smart” pay telephones. Prior to his private industry experience, Mr. Klein spent five years as an auditor in public accounting at both Ernst & Young and Grant Thornton. Mr. Klein is a Certified Public Accountant, licensed in the State of Florida and has a degree in Managerial Accounting from the University of Wisconsin – Stevens Point.

          Stacey Maloney-Fust, Senior Vice President, Assistant Secretary, Director. Ms. Maloney-Fust, age 40, joined SinoFresh HealthCare, Inc. in July 2003. She has 14 years experience in the financial industry. After attending New York University, Ms. Maloney-Fust obtained Series 7, Series 63 and Series 65 securities licenses and was a Financial Advisor for Salomon Smith Barney from April 2001 through April 2002, and for UBS from June 2002 until May 2003. Prior to that, she was Executive Assistant to Merit Capital Associates, Inc. in the first quarter of 2001, Executive Assistant to the General Partner of Sandler Capital Management from 1998 to 2000, and Executive Assistant to the President of AIG Global Investors, Inc., all located in New York, New York. Ms. Maloney-Fust is the wife of Charles Fust.

          Stephen Bannon, Director. Mr. Bannon, age 51, has been a director of SinoFresh since September 2003. He is currently associated with American Vantage Media. Prior to his affiliation with American Vantage Media, Mr. Bannon was employed at Jeffries & Company, Inc. during the period July 2000 to April 2002 and with “The Firm” from May 2002 to March 2003. Prior to this, Mr. Bannon was employed by SG Cowan Securities Corporation from July 1998 to March 2000. Mr. Bannon received his MBA from Harvard University. He received his undergraduate degree from Virginia Polytechnical Institute’s College of Architecture and has a graduate degree in Government from Georgetown University.

          David Otto, Director. Mr. Otto, age 46, has been a director of SinoFresh since September 2003 and was formerly an officer and director of SinoFresh – Delaware from October 2002. He was Secretary to SinoFresh until March 29, 2004. In July of 1999, Mr. Otto founded The Otto Law Group, PLLC, in Seattle, Washington. Prior to this, Mr. Otto was employed at Hughes, Hubbard and Reed. Mr. Otto is currently chairman of the board of directors of Dtomi, Inc., and a member of the board of directors of Renaissance Window Fashions, Inc., and Saratoga Capital Partners, Inc. Mr. Otto is admitted to practice law in New York and Washington. Mr. Otto graduated from Harvard University in 1981 with his A.B. in Government and his J.D. from Fordham University School of Law in 1987.

          Our directors are elected at the annual meeting of the shareholders and serve until their successors are elected and qualified, or their earlier resignation or removal. Officers are appointed by the board of directors and serve at the discretion of the board of directors or until their earlier resignation or removal.

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

Section 16(a) Beneficial Ownership Reporting Compliance

          Section 16(a) of the Securities Exchange Act of 1934 requires directors and executive officers, and persons who own 10% or more of SinoFresh common stock, to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than 10% stockholders are required to furnish the Company with copies of all Section 16(a) forms they file. Based solely on a review of the copies of such forms furnished to the Company, SinoFresh believes that all filings were timely made by those persons who filed reports. However, the Company notes that a copy of a Form 3 was not received by the Company, nor does it appear to have been filed with the SEC by either David N. Macrae or the David N. Macrae Trust, which beneficially own over 10% of the Company’s issued and outstanding voting stock.

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

Audit Committee and Audit Committee Financial Expert

          Three members of the Company’s Board of Directors, Charles Fust, P. Robert DuPont and Stacey Maloney-Fust, currently serve as the audit committee. The Audit Committee does not currently have a financial expert. The Audit Committee will be reconstituted when the Company is able to recruit independent directors with the appropriate financial experience and/or background to serve on such committee and who are truly independent from internal and external influences, and independent under NASDAQ or AMEX rules.

ITEM 10. EXECUTIVE COMPENSATION

          The following table sets forth all the compensation earned by the person serving as the Chief Executive Officer (Named Executive Officer) during the fiscal years ended December 31, 2004 and 2003 and any other officers who have earned greater than $100,000 in total salary and bonuses during the 2004 or 2003 fiscal years.

SUMMARY COMPENSATION TABLE

				Long-Term
		Annual Compensation(1)		Compensation Awards
Name And Principal	Fiscal			Securities		All Other
Position	Year	Salary	Bonus	Underlying Options		Compensation

Charles A. Fust	12/31/04	$180,000	$-0-	-0-		$15,286
Chairman and Chief	12/31/03	150,388	-0-	-0-		14,744
Executive Officer
Russell R. Lee(2)	12/31/04	107,484	21,500	-0-
Former Chief	12/31/03	40,000	5,000	200,000	(3)
Financial Officer and Secretary

(1)	The amounts reflected in the above table do not include any amounts for perquisites and other personal benefits extended to the Named Executive Officer. The aggregate amount of such compensation for the Named Executive Officer is less than 10% of the total annual salary and bonus.

(2)	Mr. Lee resigned on October 31, 2004.

(3)	On November 18, 2004, these options became fully exercisable by majority vote of the Board.

Stock Options Granted in Fiscal 2004

          The following table sets forth certain information concerning grants of options made during fiscal 2004 to the Named Executive Officers.

	Number of			Fair
	Securities	Percent of Total	Exercise	Market
	Underlying	Options Granted	or Base	Value on
	Options	to Employees in	Price	Date of	Expiration
Name	Granted(#)	2004	($/SH)	Grant	Date

Charles A. Fust	-0-	N/A	N/A	N/A	N/A
Russell R. Lee	-0-	N/A	N/A	N/A	N/A

Aggregate Stock Option Exercises and Year-End Option Value Table

          The following table sets forth certain information concerning option exercises in fiscal 2004, the number of stock options held by the Named Executive Officers as of December 31, 2004 and the value (based on the fair market value of a share of stock at fiscal year-end) of in-the-money options outstanding as of such date.

	Number of
	Shares
	Acquired		Number of Unexercised		Value of Unexercised
	on	Value	Options Held at Fiscal Year-		In-the-Money Options at Fiscal
	Exercise	Realized ($)	End(#)		Year-End(1)
Name	(#)	(1)	Exercisable	Unexercisable	Exercisable	Unexercisable

Charles A. Fust	-0-	N/A	N/A	N/A	N/A	N/A

Russell R. Lee	-0-	N/A	200,000	-0-	N/A	N/A

(1)	Options are in-the-money if the fair market value of the common stock exceeds the exercise price of the option. The closing sale price for the Company’s common stock as reported by the NASDAQ Trading and Market Services on December 31, 2004 was $0.68 per share.

Employment Agreement

          As a result of the merger, the Company assumed the employment agreement between Charles Fust and SinoFresh – Delaware dated December 1, 2002. The employment agreement has a term of five years and is renewable upon mutual agreement of the parties. Under that agreement, he is entitled to a base salary, as adjusted, of $180,000 annually and 5.0% of net earnings before taxes. In addition, Mr. Fust is entitled to receive $1,000 per month car allowance. The agreement also provides that the Company and Mr. Fust enter into a stock option agreement under which he would be provided anti-dilution rights so that Mr. Fust’s equity ownership of the Company, on a fully diluted basis, will be no less than 15% so long as the total outstanding shares on a fully diluted basis are less than 100,000,000. The agreement also prohibits Mr. Fust from competing with the Company for a period of three years upon cancellation of the employment agreement.

          Russell R. Lee, the Company’s former Chief Financial Officer and Secretary, left the Company on October 31, 2004. The board of directors, by majority vote on November 18, 2004, agreed to fully vest all of his options for 200,000 shares of common stock and approved the payment to him of an earned bonus in the amount of $32,500, payable $12,500 in November 2004 and $4,000 per month thereafter commencing December 2004 through April 2005.

Director’s Compensation

          Our directors do not receive any stated salary for their services as directors or members of committees of the board of directors, but by resolution of the board, a fixed fee may be allowed for attendance at each meeting. Directors may also serve the company in other capacities as an officer, agent or otherwise, and may receive compensation for their services in such other capacity. Upon their election to the board, non-employee directors are paid $1,500 per day on days board meetings are held, with an annual limit of $4,000. Reasonable travel expenses are reimbursed.

Stock Option Plan

          The Company’s Compensation Committee and the Board of Directors currently administer the 2002 Stock Option Plan (Plan). The Plan provides for the grant of options (incentive and non-statutory), to officers, employees and independent contractors capable of contributing to the Company’s performance. The Company has reserved an aggregate of 3,000,000 shares of common stock for grants under the Plan. Incentive stock options may be granted only to employees eligible to receive them under the Internal Revenue Code of 1986, as amended. As of December 31, 2004, the Company had outstanding non-statutory options for 1,304,750 shares of the Company’s common stock. These options have a term of five years from the date of grant, unless earlier terminated in accordance with the provisions of the Plan and applicable stock option agreements. The exercise prices of all of the options granted as of December 31, 2004 range from $0.75 to $1.70 per share. The options generally have scheduled vesting except for options for 446,000 shares, which either vested immediately upon grant or were subsequently accelerated by the Board. Upon expiration or termination of unexercised options, the unpurchased shares subject to such options will again be available for purposes of the Plan.

REPORT OF THE COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS ON EXECUTIVE COMPENSATION

General

          During fiscal year 2004 and currently, Charles Fust, P. Robert DuPont and Stacey Maloney-Fust constitute the Compensation Committee. Each Compensation Committee member is an employee-director of the Company. The board intends to reconstitute the Compensation Committee to include non-employee directors when individuals join the board who are independent of internal and external influences and who are independent as defined under NASDAQ or AMEX rules.

          The Board of Directors, upon recommendations made by the Compensation Committee, determines option grants. The Board monitors corporate performance and its relationship to compensation for executive officers and makes determinations concerning matters of executive compensation. The Compensation Committee determines salaries and incentive cash bonuses for non-executive employees.

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

Incentives

          Incentives consist of stock options and performance bonuses paid in cash. The board strongly believes that the compensation program should provide employees with an opportunity to increase their ownership and potential for financial gain from increases in the Company’s stock price. This approach closely aligns the best interests of shareholders and, executives and employees. Therefore, executives and other employees are eligible to receive stock options, giving them the right to purchase shares of the Company’s common stock at a specified price in the future. Currently, upon recommendations made by the Compensation Committee, the Board determines stock option grants. The grant of options is based primarily on an individual’s past performance and potential future contribution to the Company’s growth and profitability.

Respectfully submitted,

THE COMPENSATION COMMITTEE

Charles A. Fust
P. Robert DuPont
Stacey Maloney-Fust

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

          The following table sets forth certain information regarding the beneficial ownership of our shares of voting stock as of February 15, 2005 by: (i) each person who is known by us to beneficially own more than 5% of the issued and outstanding shares of common stock; (ii) the Chairman and Chief Executive Officer; (iii) the directors; and (iv) all of the executive officers and directors as a group. For purposes of the beneficial ownership calculations below, the Series A preferred stock, which is convertible into common stock on a 1-for-1 basis, the Series B preferred stock, which is convertible into common stock on a 2-for-1 basis, and Series C preferred stock, which is convertible into common stock on a 2-for-1 basis are included on an as converted basis such that the total issued, issuable and outstanding voting stock becomes 19,809,915. Unless otherwise indicated, the persons named below have sole voting and investment power with respect to all shares beneficially owned by them, subject to community property laws where applicable.

Name of Beneficial Owner(1)(2)	No. of shares		Percentage
Charles A. Fust, Chairman and Chief Executive Officer	7,901,400	(3)(10)	39.79%
P. Robert DuPont, Executive Vice President and a Director	406,000	(4)	2.03%
Scott M. Klein, Chief Financial Officer, Secretary	75,000	(5)	*
Stacey Maloney-Fust, Senior Vice President and a Director	55,000	(11)	*
David Otto, Director(6)	50,000		*
Stephen Bannon, Director(7)	425,000	(8)	2.14%
Moty Hermon	1,229,723	(9)	6.21%
David N. Macrae Trust	2,452,990	(12)(13)	11.59%
David N. Macrae	2,486,323	(14)	11.73%
All officers and directors as a group (6 persons)	8,857,400	(15)	44.00%

*	Represents less than 1% of all issued and outstanding voting stock of SinoFresh.

(1)	Unless otherwise noted, the address of each person or entity listed is c/o SinoFresh HealthCare, Inc., 516 Paul Morris Drive, Englewood, FL 34223.

(2)	Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants or convertible securities that are currently exercisable or exercisable within 60 days of February 15, 2005, are deemed outstanding for computing the percentage of the person holding such options, warrants or convertible securities but are not deemed outstanding for computing the percentage of any other person. Except as indicated by footnote and subject to community property laws where applicable, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

(3)	Represents 4,846,400 shares of common stock owned by the Charles Fust Family Limited Partnership, for which a corporation Mr. Fust owns is the general partner; 3,000,000 shares of common stock issuable upon conversion of 1,500,000 shares of Series B preferred stock held by the Charles Fust Family Limited Partnership, which shares of Series B preferred stock vote on an as converted basis; 5,000 shares of common stock owned by his spouse; and 50,000 shares of common stock issuable pursuant to options exercisable by his spouse, Stacey Maloney-Fust, within the next 60 days.

(4)	Represents 250,000 shares of common stock, 10,000 shares of common stock issuable upon conversion of 10,000 shares of Series A preferred stock, and 146,000 shares of common stock issuable pursuant to options exercisable within the next 60 days.

(5)	Represents 75,000 shares of common stock issuable pursuant to options exercisable within the next 60 days.

(6)	Mr. Otto’s address is 900 Fourth Avenue, Suite 3140, Seattle, WA 98164.

(7)	Mr. Bannon’s address is 1819 Colorado Avenue, Santa Monica, CA 90404.

(8)	Represents 375,000 shares of common stock and 50,000 shares of common stock issuable pursuant to options exercisable within the next 60 days.

(9)	Represents 1,229,723 shares of common stock Mr. Moty Hermon has a right to acquire from Mr. Fust pursuant to a put option, which shares of stock have been deposited into escrow by Mr. Fust for the benefit of Mr. Hermon. Mr. Fust holds a proxy to vote the escrowed shares.

(10)	Crown IV Holding, Inc., a Belize corporation (“Crown IV”) has indicated to the Company and Charles Fust that it is the owner of 1,000,000 shares of common stock to which Mr. Fust claims beneficial ownership. In 2002, the Company’s predecessors had retained Sargon Capital, Inc. (a company affiliated with Andrew Badolato) to provide financial advice. At that time, Sargon Capital/Andrew Badolato advised Mr. Fust to put his assets into various off-shore entities, including some of his stock in SinoFresh – Delaware. In connection with the acquisition of the assets of SinoFresh Laboratories by SinoFresh – Delaware, a company formed by Sargon Capital/Andrew Badolato, Mr. Fust was to be issued 6,000,000 (post-merger) shares of common stock for joining SinoFresh – Delaware. Mr. Fust designated some of those shares for employees and, pursuant to recommendations of Sargon Capital/Andrew Badolato, 1,000,000 (post-merger) shares were to be put into an off-shore entity, Crown IV, that Mr. Fust understood to have been created for his benefit and as such, he was the beneficial owner of those shares. A share certificate for 1,000,000 (post-merger) shares was issued in the name Crown IV by SinoFresh – Delaware which Mr. Fust held and did not deliver to Crown IV since he had not been provided any paperwork or other information about Crown IV and he had not yet consulted with his legal advisors regarding same. Later, upon seeking the advice of his personal attorney, it was recommended that he not transfer any property to any off-shore entities but instead transfer property only to his family limited partnership, which he did. Thus, he did not release the share certificate to Crown IV, but instead voided the certificate that was in the name of Crown IV and requested the Company’s transfer agent to issue a certificate for the shares in the name of the Charles Fust Family Limited Partnership; however, he subsequently requested the transfer agent instead to issue the certificate in the name of the escrow agent who is holding 1,229,723 shares in escrow for the benefit of Moty Hermon pursuant to an agreement between Mr. Fust and Mr. Hermon. Mr. Fust holds a proxy to vote the escrowed shares. Since the attempted removal of Messrs. Bannon and Otto from the board, Crown IV has made demands for the 1,000,000 (post-merger) shares and a representative of Crown IV has threatened to file a suit against Charles Fust, the Company and its counsel in connection with these shares.

(11)	Represents 5,000 shares of common stock and 50,000 shares of common stock issuable pursuant to option exercisable within the next 60 days. Excludes 7,846,400 beneficially owned by her spouse, Charles Fust, an executive officer and director of the Company.

(12)	Represents 1,104,170 shares of common stock, 894,274 shares of common stock issuable pursuant to warrants exercisable within the next 60 days, and 454,546 shares of common stock issuable upon conversion of a debenture that is convertible within the next 60 days.

(13)	Mr. Macrae’s address is 621 Casey Key Rd, Nokomis, FL 34275.

(14)	Represents 33,333 shares of common stock purchase warrants that are exercisable within the next 60 days, and the following securities held by the David N. Macrae Trust for which Mr. Macrae is the trustee: 1,104,170 shares of common stock, 894,274 shares of common stock issuable pursuant to warrants exercisable within the next 60 days, and 454,546 shares of common stock issuable upon conversion of a debenture that is convertible within the next 60 days.

(15)	Represents 5,526,400 shares of common stock; 3,000,000 shares of common stock issuable upon conversion of 1,500,000 shares of Series B preferred stock; 10,000 shares of common stock issuable upon conversion of

10,000 shares of Series A preferred stock; and 321,000 shares of common stock issuable upon exercise of outstanding options that are exercisable within the next 60 days.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          SinoFresh contracted with Sargon Capital, Inc. (Sargon) for certain investment banking and consulting services to be provided pursuant to two agreements between the Company and Sargon. Sargon is affiliated with Andrew Badolato and they each are shareholders of the Company. The Company has terminated the agreements with Sargon. In April 2004, the principals of Sargon filed a complaint alleging a breach of the consulting services agreement by failing to pay certain fees. SinoFresh plans to vigorously defend this claim. See the “Legal Proceedings” section for further discussion.

          SinoFresh’s office facility at 516 Paul Morris Drive, Englewood, Florida, is leased from DuPont and Fust Real Estate Ventures, LLC, which is owned by 50% P. Robert DuPont, the Vice President of Research & Development and a member of our board of directors, and 50% by Charles Fust, the Chairman and CEO. SinoFresh entered into a 5-year lease at a base rent of $5,998.00 per month (plus sales tax), effective April 2003, but did not move in or incur expenses until August 2003. The lease provides for two additional five-year terms at the option of SinoFresh.

          The Otto Law Group, PLLC, Seattle, Washington, represented the Company and SinoFresh – Delaware on legal matters and billed the Company for legal services pursuant to an engagement agreement. David Otto of The Otto Law Group, PLLC, is a shareholder and a member of the Board of Directors of the Company and was formerly the Company’s General Counsel and Secretary. In fiscal 2004 and 2003, The Otto Law Group, PLLC billed the Company approximately $20,000 and $277,000, respectively for legal fees and expenses.

          The Company rented on a month to month basis from Stacey Maloney-Fust at the sum of $1,250 per month, a condominium apartment owned by Ms. Fust and which was used as corporate housing by the Company. Total rent expensed in 2004 and 2003 was $6,250 and $7,500, respectively. This arrangement was terminated as of June, 2004. During 2003, consulting fees paid to this Ms. Fust prior to her becoming an officer and a director approximated $10,000.

          In 2003, the Company paid approximately $30,000 in lease payments for office space in Ft. Lauderdale, Florida that had been leased by Charles Fust on behalf of SinoFresh Laboratories, Inc.

          At the time of the acquisition of the assets of SinoFresh Laboratories, Inc. (“SinoFresh Labs”), the Company agreed to advance funds up to $50,000 in connection with litigation of SinoFresh Labs pending at the time of the acquisition. The litigation has not been resolved and to date the Company has expensed approximately $76,000 for this litigation.

          At the time of the acquisition of SinoFresh Labs, the Company issued to Charles Fust 1,500,000 (postmerger) shares of Series B Preferred Stock for the transfer of his U.S. patents to the Company, and issued 6,000,000 (post-merger) shares of common stock to Charles Fust and certain of his designees in connection with Mr. Fust’s employment with the Company. The Company also expensed approximately $131,000 in 2003 on behalf of Mr. Fust in connection with the registration and maintenance of certain foreign patents. The foreign patents have been subsequently assigned to the Company.

ITEM 13. EXHIBITS LIST AND REPORTS ON FORM 8-K

     A. Exhibits

          The exhibits in the accompanying Exhibit Index are filed as part of this Report on Form 10-KSB or are incorporated by reference.

     B. Reports on Form 8-K

Form	Description	Filing Date
8-K	Letter to Shareholders	9/22/04
8-K	Press Release: Announcement of Ed McMahon as Product Endorser	10/19/04
8-K	Unregistered Sales of Securities	10/22/04
8-K	Resignation of Chief Financial Officer	10/29/04
8-K	Press Release: Third Quarter 2004 Financial Results	11/03/04
8-K	Appointment of New Chief Financial Officer	11/24/04
8-K	Entry into a Material Definitive Agreement, Unregistered	12/10/04
Sales of Equity Securities and Press Release related to Same

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

          The Company was billed by its accountants approximately $188,000 and $79,000 during the years ended December 31, 2004 and 2003, respectively for fees and expenses related to professional services rendered in connection with the year end audits of the consolidated financial statements and reviews of the quarterly consolidated financial statements.

Audit-Related Fees

          The Company was not billed any additional fees that are not disclosed under audit fees in each of the last two calendar years for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements.

Tax Fees

          Fees for tax compliance, tax advice and tax planning, including the preparation of certain tax returns for the years ended December 31, 2004 and 2003 were approximately $18,000 and $0, respectively.

All Other Fees

          There have been no other material fees charged for accounting products or services other than those described above for the years ended December 31, 2004 and 2003.

Audit Committee Pre-Approval Process, Policies and Procedures

          The appointment of Moore Stephens Lovelace, P.A. was approved by the Board of Directors as the principal auditors for the Company. Three members of the Company’s Board of Directors, Charles Fust, P. Robert Dupont and Stacey Maloney-Fust, currently serve as the audit committee until the Company is able to recruit independent directors with the appropriate financial experience and/or background to serve on such committee and who are truly independent from internal and external influences, as well as independent under NASDAQ or AMEX rules. Although two directors, Messrs. Stephen Bannon and David Otto, are non-employee directors, the Board of Directors of the Company did not formally appoint by resolution or otherwise an audit committee until March 29, 2004. When independent directors with the appropriate financial background join the board, the board plans to establish a new audit committee, which will then adopt an appropriate charter and pre-approval policies and procedures in connection with services to be rendered by the independent auditors.

SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, SinoFresh HealthCare, Inc. has duly caused this annual report to be signed on its behalf by the undersigned thereunto duly authorized.

SINOFRESH HEALTHCARE, INC.
/s/ Charles A. Fust
Charles A. Fust
Chairman of the Board and Chief Executive Officer (principal executive officer) Date: March 28, 2005

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on its behalf of SinoFresh HealthCare, Inc. And in the capacities indicated.

Signature	Title	Date
/s/ Charles A. Fust	Chairman of the Board and Chief Executive Officer	March 28, 2005
Charles A. Fust	(principal executive officer)

/s/ Scott M. Klein	Chief Financial Officer and Secretary	March 28, 2005
Scott M. Klein	(principal financial officer)

/s/ P. Robert DuPont	Executive Vice President; Director	March 28, 2005
P. Robert DuPont

/s/ Stacey Maloney-Fust	Senior Vice President; Assistant Secretary; Director	March 28, 2005
Stacey Maloney-Fust

Stephen Bannon	Director	March ___, 2005

David Otto	Director	March ___, 2005

Exhibit Index

Exhibits

Number	Description
2.1	Merger Agreement dated September 8, 2003 (1)
3.1	Articles of Incorporation (2)
3.1.1	Amendment to Articles of Incorporation (3)
3.2	Bylaws (2)
3.2.1	Amendment to Bylaws*
4.1	Form of Common Stock Registration Rights Agreement (3)
4.2	Common Stock Registration Rights Agreement with D&J Properties (3)
4.3	Registration Rights Agreement with InvestLinc Equity Fund II, LP, InvestLinc Emerging Growth Equity Fund I, LLC and The Invest Line Group, Inc. dated November 15, 2002 (4)
4.4	Form of 2003 Warrant Agreement issued to warrant investors for 1,333,970 warrants, dated September 8, 2003(4)
4.5	Cancelable Warrant Agreement with Dave Macrae Trust dated September 1, 2003 (4)
4.6	2004 Warrant Agreement with Dave Macrae Trust dated as of September 1, 2004 (4)
4.7	Warrant Certificate dated November 15, 2002 in favor of The InvestLinc Group (4)
4.8	Warrant issued to BestBet Media Group, Inc., dated October 1, 2004 (6)
4.9	Warrant issued to Reno Rolle, dated August 19, 2004. (6)
4.10	Warrant issued to Ed McMahon, dated October 1, 2004. (6)
4.11	Registration Rights Agreement with Reno Rolle, dated August 19, 2004. (6)
4.12	Registration Rights Agreement with BestBet Media Group, Inc., dated October 1, 2004. (6)
4.13	Form of Warrant issued to Debenture investors for a total of 1,663,645 shares of common stock, dated December 6, 2004 (7)
4.14	Registration Rights Agreement with Debenture investors, dated December 6, 2004. (7)
4.15	Warrant issued to Bristol Investment Partners I, dated September 8, 2003(8)

Number	Description
4.16	Warrant issued to Bristol Investment Partners I, dated September 8, 2003(8)
4.17	Warrant issued to Bristol Investment Partners LP I, as of December 6, 2004(8)
4.18	Warrant issued to Michael Gottlieb, dated January 5, 2005(8)
4.19	Warrant issued to Michael Gottlieb, dated January 5, 2005(8)
4.20	Form of Warrant issued to Medical Advisory Board(8)
4.22	Warrant issued to D&J Properties, LLC, dated June 19, 2003(8)
4.23	Warrant issued to D&J Properties, LLC, dated June 19, 2003(8)
4.24	Warrant issued to David N. Macrae, dated as of September 1, 2003(8)
4.25	Warrant issued to Tim Kepler, dated as of November 7, 2003(8)
4.26	Form of Debenture issued to Debenture investors, dated December 6, 2004 (7)
10.1	Contract Manufacturing Agreement between SinoFresh HealthCare, Inc. and AccuMed, Inc. (3)
10.2	Agreement with Bristol Investment Group, Inc. dated February 7, 2003 (3)
10.3	Employment Agreement with Charles Fust dated December 1, 2002 (3)
10.5	Proprietary Development, Right of First Refusal and Acquisition Agreement with SinoFresh Research Laboratories, LLC (3)
10.6	Investment Banking Services Agreement with Sargon Capital, Inc. dated October 24, 2002 (3)
10.7	Financial Consulting Services Agreement with Sargon Capital, Inc., dated September 8, 2003 (3)
10.8	National In-Store Agreement dated November 21, 2002 (3)
10.9	National In-Store Sales and Broker Agreement dated March 27, 2003 (3)
10.10	Agreement with David Farr dated October 9, 2003 (3)
10.11	Accounts Receivable Financing Agreement with Alliance Financial Capital, Inc. (3)
10.12	Agreement with Rubenstein Communications, Inc., dated March 18, 2003 (3)
10.13	Lease Agreement with DuPont & Fust Real Estate Ventures, LLC dated April 1, 2003 (9)
10.14	Allonge to Promissory Note dated February 1, 2001, in favor of Invest Linc Equity Fund II (4)
10.15	Allonge to Promissory Note dated February 1, 2001, in favor of Invest Linc Emerging Growth Equity Fund I, LLC (4)

Number	Description
10.16	Assumption Agreement dated November 15, 2002 in favor of Invest Linc Equity Fund II, Invest Linc Emerging Growth Equity Fund I, LLC (4)
10.17	Consulting Agreement with The Invest Linc Group, LLC dated November 15, 2002 (4)
10.18	Stock Purchase Agreement dated November 15, 2002 with Invest Linc Equity Fund II, Invest Linc Emerging Growth Equity Fund I, and The Invest Linc Group (4)
10.19	SinoFresh HealthCare, Inc. 2002 Stock Option Plan (3)
10.19.1	Form of Non-Qualified Stock Option Agreement for 2002 Stock Option Plan*
10.20	Agreement with Moty Herman dated October 21, 2003 (4)
10.21	Agreement between Charles Fust and Moty Herman dated October 22, 2003 (4)
10.22	Supplemental Letter Agreement with Moty Herman dated October 28, 2003 (4)
10.23	Letter Agreement from Charles Fust dated April 12, 2003 re Moty Herman Agreements (4)
10.24	Teaming Agreement with Lovelace Respiratory Research Institute, dated April 28, 2004 (5)
10.25	Securities Purchase Agreement with Debenture investors, dated December 6, 2004 (7)
10.26	Form of Convertible Debenture issued to investors for total of $1,830,000, dated December 6, 2004 (7)
10.27	Security Agreement with Debenture investors, and Bushido Capital Partners, L.P, as agent, dated December 6, 2004 (7)
10.28	Subsidiary Security Agreement between SinoFresh Corporation, Debenture investors and Bushido Capital Partners, L.P., as agent, dated December 6, 2004 (7)
10.29	Intellectual Property Security Agreement with Debenture investors, and Bushido Capital Partners, L.P., as agent, dated December 6, 2004 (7)
10.30	Subsidiary Intellectual Property Security Agreement between SinoFresh Corporation, Debenture investors, and Bushido Capital Partners, L.P., as agent, dated December 6, 2004 (7)
10.31	Guaranty Agreement by SinoFresh Corporation in favor of Debenture investors, dated December 6, 2004 (7)
10.32	Strategic Planning Services Agreement with David Macrae, dated September 5, 2003(8)
10.33	Employment Agreement for Scott M. Klein, dated March 28, 2005 as of and effective November 1, 2004*
10.34	Form of Non-Plan Option Agreement*
16.1	Letter from Salberg & Co. dated March 30, 2004 *

Number	Description
21.1	Subsidiaries of the Registrant*
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith.

(1)	Incorporated by reference to Registrant’s Form 8-K, filed on September 23, 2003.

(2)	Incorporated by reference to Registrant’s Form 10-QSB, filed on April 29, 2002, File No. 0-49764.

(3)	Incorporated by reference to Registrant’s Form 10-QSB for the fiscal quarter ended September 30, 2003, filed on November 17, 2003, File No. 0-49764.

(4)	Incorporated by reference to Registrant’s Form 10-KSB for the fiscal year ended December 31, 2003, filed on April 14, 2004, File No. 0-49764.

(5)	Incorporated by reference to the Registrant’s Form 10-QSB for the fiscal quarter ended March 31, 2004, filed on May 17, 2004, File No. 0-49764.

(6)	Incorporated by reference to Registrant’s Form 8-K dated October 18, 2004, filed on October 22, 2004, File No. 0-49764.

(7)	Incorporated by reference to Registrant’s Form 8-K dated December 6, 2004, filed on December 10, 2004, File No. 0-49764.

(8)	Incorporated by reference to Registrant’s Form SB-2 Registration Statement filed on January 6, 2005, File No. 333-121880.

(9)	Incorporated by reference to Registrant’s Amendment No. 1 to Form SB-2 Registration Statement filed on January 27, 2005, File No. 333-121880.