Form 10QSB
period 2005-03-31
SINOFRESH HEALTHCARE INC
filed 2005-05-16
CIK 1171596

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-QSB

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Yes ☑ No ☐

The number of shares outstanding of each of the issuer’s classes of common equity as of April 19, 2005:

Common Stock, No Par Value 14,247,120 shares

Transitional Small Business Disclosure Format (check one):

Yes ☐ No ☑

SINOFRESH HEALTHCARE, INC.

i

PART I  -  FINANCIAL STATEMENTS

SINOFRESH HEALTHCARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

March 31, 2005
(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$441,090
Accounts receivable, net of allowances of $14,244	245,446
Inventory	92,795
Deferred debt issuance costs, current	205,068
Other current assets	260,422

TOTAL CURRENT ASSETS	1,244,821

FURNITURE AND EQUIPMENT, NET	102,446
PATENTS, NET	2,461,557
GOODWILL	2,409,401
DEFERRED DEBT ISSUANCE COSTS, NET	136,727
OTHER ASSETS	6,418

TOTAL ASSETS	$6,361,370

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of capital leases	$24,989
Short-term notes payable	20,483
Accounts payable	1,801,439
Accrued expenses	414,848

TOTAL CURRENT LIABILITIES	2,261,759

CONVERTIBLE DEBENTURES, NET OF UNAMORTIZED DEBT DISCOUNTS	1,321,668
CAPITAL LEASES, NET OF CURRENT MATURITIES	55,855

TOTAL LIABILITIES	3,639,282

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Common stock, no par value; 500,000,000 shares authorized; 14,247,120 shares issued and outstanding	5,731,863
Preferred stock, no par value; $2 liquidation value per share 200,000,000 shares authorized:
Series A convertible preferred stock, voting; 858,170 shares authorized, 823,795 shares issued and outstanding	1,647,589
Series B convertible preferred stock, voting; 1,500,000 shares authorized, issued and outstanding	3,000,000
Series C convertible preferred stock, voting; 1,250,000 shares authorized; 894,500 shares issued and outstanding	1,605,681
Accumulated deficit	(9,046,756)
Deferred stock-based compensation	(84,289)
Subscriptions receivable	(132,000)

TOTAL STOCKHOLDERS’ EQUITY	2,722,088

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,361,370

See notes to condensed consolidated financial statements.

SINOFRESH HEALTHCARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended March 31,
	2005	2004
REVENUE, net	$487,856	$1,931,569

COST OF REVENUE	149,779	408,556

GROSS PROFIT	338,077	1,523,013

OPERATING EXPENSES
Salaries and other compensation expense	271,811	307,480
Professional fees	290,729	396,555
Other general and administrative expenses	126,829	133,624
Marketing and advertising expenses	458,653	308,942
Research and development expenses	28,181	90,617
Depreciation and amortization	65,448	65,352

TOTAL OPERATING EXPENSES	1,241,651	1,302,570

INCOME (LOSS) FROM OPERATIONS	(903,574)	220,443

OTHER INCOME (EXPENSE):
Interest, net	(157,829)	(15,529)
Other income, net	2,104	40,413

TOTAL OTHER INCOME (EXPENSE)	(155,725)	24,884

NET INCOME (LOSS) BEFORE INCOME TAXES	(1,059,299)	245,327

PROVISION FOR INCOME TAXES	—	—

NET INCOME (LOSS)	$(1,059,299)	$245,327

NET INCOME (LOSS) PER COMMON SHARE
-basic	$(0.07)	$0.02

-diluted	$(0.07)	$0.01

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
-basic	14,192,676	13,312,263

-diluted	14,192,676	20,504,018

See notes to condensed consolidated financial statements.

SINOFRESH HEALTHCARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Three Months Ended March 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(1,059,299)	$245,327
Adjustments to reconcile net income (loss) to net cash provided by (used in) operations:
Stock, options and warrants issued for services	6,844	21,875
Amortization and depreciation	65,448	65,352
Stock issued for settlement cost	37,500	—
Amortization of debt discount	76,251	—
Amortization of deferred debt issuance costs	51,267	—
Changes in assets and liabilities:
Accounts receivable	(16,173)	61,988
Inventory	(49,671)	85,482
Other current assets	82,031	14,020
Other assets	—	800
Accounts payable	(4,597)	143,737
Accrued expenses	(75,536)	25,646

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(885,935)	664,227

INVESTING ACTIVITIES:
Payments for furniture and equipment	—	(2,946)

NET CASH (USED IN) INVESTING ACTIVITIES	—	(2,946)

FINANCING ACTIVITIES:
Payments received on warrant subscriptions receivable	—	120,000
Payments on long-term debt and capital leases	(5,399)	(307,257)

NET CASH (USED IN) FINANCING ACTIVITIES	(5,399)	(187,257)

NET INCREASE (DECREASE) IN CASH	(891,334)	474,024

CASH AND CASH EQUIVALENTS — beginning of period	1,332,424	368,394

CASH AND CASH EQUIVALENTS — end of period	$441,090	$842,418

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$34,595	$6,128

NON-CASH ACTIVITY:
Conversion of accounts payable to a short term note payable	$22,875	$—

Warrants issued in connection with a services agreement increasing other current assets and common stock	$18,985	$—

See notes to condensed consolidated financial statements.

SinoFresh HealthCare, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2005

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

     The Company’s business is subject to various risks and uncertainties. The Company’s ability to continue as a going concern is dependent on its ability to market and distribute its products, utilize the technology underlying its patents, and further develop existing and new products. All of these activities are capital intensive and will be dependent on cash flow from operations and/or additional outside funding. While the Company has a working capital deficit at March 31, 2005 of $1,016,938, management believes that it can secure additional outside funding; however, no assurances can be provided that such outside funding will be secured or secured at terms agreeable to the Company. The rate of the Company’s future growth and success will be dependent on its ability to generate the necessary resources through outside funding, product sales or otherwise. The accompanying statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

     In the opinion of management, all adjustments, consisting of normal recurring adjustments, have been made in the March 31, 2005 and 2004 financial statements, which are necessary for a fair financial statement presentation. The results for the three months ended March 31, 2005 and 2004 are not necessarily indicative of financial operations for the full year.

     For further information, refer to the financial statements and footnotes included in the Company’s Annual Report on Form 10-KSB as filed with the Securities and Exchange Commission for the year ended December 31, 2004.

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

Note 2. Shareholders’ Equity

     During the three months ended March 31, 2005, the Company granted 216,500 stock options to employees at an exercise price of $0.57 which was equal to the underlying common stock market prices as of the date of the grants. The employee options expire in five years and vest over a three-year period.

     In January, 2005, the Company issued 50,000 shares of common stock in order to settle an existing law suit. The value of the shares on the date of issuance was $37,500. Also during the first three months of 2005, holders of 50,000 shares of series C convertible preferred stock converted their shares into 100,000 shares of common stock.

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

     The following table reconciles the basic and dilutive earnings per share calculations for the three months ended March 31,:

	2005	2004
Net income (loss), as reported – basic	$(1,059,299)	$245,327
Add back interest expense from the conversion of debt to common shares	—	11,935

Net income (loss) available to common stockholders on a dilutive basis	$(1,059,299)	$257,262

Weighted average number of common shares outstanding — basic	14,192,676	13,312,263
Effect of dilutive securities:
Conversion of preferred stock, Series A, B and C	—	6,295,592
Conversion of debt	—	282,242
Assumed exercise of stock options	—	613,921

Weighted average number of common shares outstanding and dilutive potential of common shares	14,192,676	20,504,018

     The Company has 1,584,010 options and warrants as of March 31, 2004 that have not been included in the dilutive calculation because their effect was antidilutive. Additionally, there were 6,295,990 options and warrants, preferred shares convertible into 5,612,795 shares of common and outstanding debentures convertible into 3,327,274 shares of common as of March 31, 2005 that were not included in the dilutive calculation due to the net loss incurred for the period.

Note 3. Stock-based Compensation

     The Company accounts for employee stock-based compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees,” and complies with the disclosure provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123). Under APB No. 25, compensation cost is determined based on the difference, if any, on the measurement date, which is generally the grant date, between the fair value of the Company’s stock and the amount an employee must pay to acquire the stock.

     The fair value of each stock option or warrant grant issued to non-employees is estimated on the measurement date using the fair value method of SFAS 123.

     The following table reflects proforma supplemental financial information related to stock-based employee compensation, as required by SFAS No. 123 and SFAS 148 for the three months ended March 31,:

	2005	2004
Net income (loss), as reported	$(1,059,299)	$245,327
Additional stock-based employee compensation costs that would have been included in the determination of net income (loss) if the fair value method (SFAS No. 123) had been applied to all awards	(40,068)	(201,647)

Pro forma net income (loss), as if the fair value method had been applied to all awards	$(1,099,367)	$43,680

Net income (loss) per common share, as reported
-basic	$(0.07)	$0.02

-diluted	$(0.07)	$0.01

Pro forma net income (loss) per common share, as if the fair value method had been applied to all awards
-basic	$(0.08)	$0.00

-diluted	$(0.08)	$0.00

Note 4: Related Party Information

     A director of the Company is the principal owner of a law firm that provided services to the Company. The expenses incurred to that law firm were approximately $2,000 and $15,000 for the three months March 31, 2005 and 2004, respectively. Accounts payable to this firm were approximately $148,000 as of March 31, 2005.

     The Company leases its current facility from an entity controlled by two of the Company’s officers. Rent paid to these parties during the three months ended March 31, 2005 and 2004 was approximately $19,000 and $19,000, respectively. Accounts payable to this entity were approximately $22,000 as of March 31, 2005.

     The Company rented a condominium, on a month to month basis, from an officer and director at the sum of $1,250 per month. The condominium was used as corporate housing by the Company. Total rent expensed for the three months ended March 31, 2005 and 2004 was $0 and $3,750. This arrangement was terminated in June 2004.

Note 5: Contingencies

     As disclosed in the Company’s Form 10-KSB filed for the year ended December 31, 2004, the Company is involved in various litigation, primarily with two of its current directors and other former consultants to the Company.

     In September 2003, the Company issued 10,768,490 shares of common stock, 858,170 shares of Series A preferred stock, 1,500,000 shares of Series B preferred stock, and 1,218,711 shares of Series C preferred stock in exchange for the outstanding shares of common stock and preferred stock held by shareholders of the Company’s predecessor, SinoFresh HealthCare, Inc., a Delaware corporation (“HealthCare”). That transaction resulted in HealthCare merging into a wholly-owned subsidiary of the Company, which subsidiary is now known as SinoFresh Corporation. In connection with that transaction, the Company has been unable to obtain from either former counsel to the Company or former counsel to HealthCare (a director of the Company), who was counsel to the Company and HealthCare, respectively, at the time of the merger, information the Company presently believes is sufficient to indisputably support one or more exemption(s) from registration that were relied upon in connection with the issuance of the merger shares. If such information is not available, the issuance of the shares of the Company in respect of the merger may not have been in compliance with the registration provisions of the federal and state securities laws. There may have been a violation of Section 5 of the Securities Act of 1933, as amended due to the unavailability of an exemption from registration. As a result, the Company may be exposed to claims for rescission by shareholders who received shares in the merger. Although the Company would vigorously defend against any such actions, litigation may be costly and there is no assurance of the outcome. If the Company lost its defense in any such litigation, the cost of repurchasing the shares could be material to the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements and Associated Risks

THIS QUARTERLY REPORT ON FORM 10-QSB CONTAINS FORWARD-LOOKING STATEMENTS THAT HAVE BEEN MADE PURSUANT TO THE PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. THESE FORWARD-LOOKING STATEMENTS ARE BASED ON MANAGEMENT’S CURRENT EXPECTATIONS, ESTIMATES AND PROJECTIONS, BELIEFS AND ASSUMPTIONS. WORDS SUCH AS “ANTICIPATES,” “EXPECTS,” “INTENDS,” “PLANS,” “BELIEVES,” “SEEKS,” “ESTIMATES,” VARIATIONS OF SUCH WORDS AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. THESE STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND ARE SUBJECT TO CERTAIN RISKS, UNCERTAINTIES AND ASSUMPTIONS THAT ARE DIFFICULT TO PREDICT; THEREFORE, ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE EXPRESSED OR FORECASTED IN ANY SUCH FORWARD-LOOKING STATEMENTS. THESE RISKS AND UNCERTAINTIES INCLUDE THOSE DISCUSSED IN “PART II — ITEM 6 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS – RISK FACTORS” CONTAINED IN THE COMPANY’S FORM 10-KSB FOR THE YEAR ENDED DECEMBER 31, 2004, AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION. UNLESS REQUIRED BY LAW, THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE PUBLICLY ANY FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE. INVESTORS SHOULD REVIEW THIS QUARTERLY REPORT IN COMBINATION WITH THE COMPANY’S ANNUAL REPORT ON FORM 10-KSB IN ORDER TO HAVE A MORE COMPLETE UNDERSTANDING OF THE PRINCIPAL RISKS ASSOCIATED WITH AN INVESTMENT IN THE COMPANY’S STOCK.

Overview

     SinoFresh HealthCare, Inc. (referred to herein as “SinoFresh”, “Company”, “we”, “our” or “us”) is a pharmaceutical company engaged in the research, development and marketing of novel therapies to treat inflammatory and infectious diseases of the upper respiratory system. In 2004 and 2005, all of our revenues were derived from the sale of our SinoFresh™ Nasal & Sinus Care product in the United States. The principal outlets for this product currently include national drug and food chain stores, mainly Wal-Mart, CVS, Osco Drug, Publix Super Markets, Rite Aid, Sav-on Drugs and Walgreens. We will continue to expand our retail distribution network to include the remainder of the chain stores we are already servicing, other national food and drug chain stores and a significant number of independent pharmacies which we are endeavoring to reach through master brokers. Using our existing distribution network, we anticipate shipments of our newest product, SinoFresh™ Daily Throat Spray, to commence in late June or early July, 2005.

     The Company’s SinoFresh™ Nasal & Sinus Care product has been marketed under the oral monograph system of the U.S. Food and Drug Administration (FDA) that is applicable to certain over-the-counter (OTC) drugs since the filing of a petition with the FDA in March 2003. In a series of rulemakings begun in 1972, the FDA reviews data on classes of OTC drugs and issues final rules in the form of monographs that set out the classes and conditions under which an OTC drug may be marketed, and without the necessity of FDA pre-approval. The Company’s petition requested that the FDA reopen the tentative monograph for OTC oral antiseptic health care products to allow for submission of additional data that, if the FDA accepted and incorporated into a final regulation, would have allowed an OTC drug to: be administered nasally, contain the common antiseptic ingredient cetylpyridinium chloride (CPC) in certain concentrations, and make claims that the drug was an “antiseptic.” The FDA first issued a letter to the Company stating that the petition was not a priority for the agency. Having petitioned for inclusion in the pending oral antiseptic health care monograph, and based upon its understanding of FDA policies governing OTC drugs subject to rulemakings that are not final, the Company proceeded to market its SinoFresh™ Nasal & Sinus Care product as an OTC oral antiseptic drug product (in addition to emphasizing the product’s cosmetic, cleansing and refreshing benefits).

     On April 21, 2005, the FDA issued a letter to the Company denying the petition and concluding that it would not include a CPC-containing nasal spray in the agency’s pending rulemaking for OTC oral antiseptic health care products. The result is that the Company can no longer make claims in its marketing materials or labeling that its nasal spray is an OTC oral antiseptic that reduces bacteria and mold in the sinus cavity. The Company does not anticipate that the foregoing will have a material effect on the Company’s marketing, operations or business. The Company is revising its marketing materials and labeling and will be marketing its nasal spray only as a health and beauty aid, focusing on the product’s cosmetic, cleansing and refreshing benefits. We do not expect the change in marketing materials and re-labeling to interrupt the flow of our product to our customers.

     Management believes that such changes will not have a negative impact on the sales of the Company’s product. The Company has periodically conducted marketing studies (e.g., focus groups), and based on those findings, the Company concluded that consumers purchasing the Company’s nasal spray were not purchasing the product based on oral antiseptic claims, nor were they particularly aware of the claims. Instead, the consumers of the Company’s product appeared to focus on the product’s cosmetic, cleansing and refreshing benefits. While the Company had hoped that the ability to make the expanded claims permitted under the FDA’s pending oral antiseptic monograph would expand the potential market reach of the product, that has not been the case. First, it appears that claims that the product has antiseptic qualities are not determinative of whether or not consumers purchase the product. Second, the Company did not have the financial resources to expand its marketing so as to educate consumers about the expanded claims. Thus, the Company is merely revising product labeling and advertising to eliminate certain claims that research shows had poor recognition among consumers, and were not important to consumers even if they were aware of these product qualities.

     After evaluating the Company’s options for the marketing of its nasal spray, management has elected to follow a course similar to that of numerous successful health and beauty aid products and emphasize the nasal spray’s many non-therapeutic cleansing and moisturizing benefits. However, that does not impact the Company’s plans to market other of its drug products under FDA requirements applicable to OTC drugs as appropriate. Additionally, the Company is continuing the New Drug Application (NDA) process for a therapeutic nasal spray, requesting the FDA to approve a nasal spray indicated for treatment of and/or reduction in the symptoms of certain diseases. The Company recently filed data with the FDA and requested a meeting to discuss an Investigational New Drug Application for a nasal spray – a prerequisite to the conduct of the clinical investigations necessary to support a NDA. Assuming that the safety and efficacy of the nasal spray is demonstrated in these clinical studies, the Company would seek FDA approval of the nasal spray under an NDA. Conducting the clinical trials and obtaining FDA approval for any pharmaceutical product requires substantial resources (including additional capital) and may take several years, and, there is no assurance that FDA approval of an NDA will be achieved on a therapeutic nasal spray or any other Company product.

     On December 7, 2004, we secured financing in the amount of $1,830,000 through the sale of two-year 6% senior secured convertible debentures and warrants to purchase 1,983,645 shares of our common stock in a private placement (including warrants to our placement agent). The financing was arranged primarily to support our 2005 marketing and media plan. The plan features entertainer Ed McMahon, himself a longtime sinus sufferer, in a variety of promotional vehicles including national cable television commercials, radio and print advertising, and personal appearances at healthcare industry events. These marketing efforts commenced during the middle of the first quarter of 2005.

     In April 2005 we reached an agreement to broaden our research collaboration with the Lovelace Respiratory Research Institute (LRRI) by embarking on mammalian-based studies of the anti-infective properties of our lead product, SinoFresh™ Nasal & Sinus Care. The new agreement was prompted by preliminary in vitro study results demonstrating strong evidence that our lead product can reduce the infectivity of common respiratory viruses including adenovirus and respiratory syncytial virus (RSV). Our original collaboration with LRRI, initiated in May of 2004 was designed to assess the virucidal properties of SinoFresh™. Viruses are widely recognized as the most frequent cause of acute respiratory infections and are a leading cause of child mortality worldwide.

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

     In connection with the merger transaction, we issued 10,768,490 shares of common stock, 858,170 shares of Series A preferred stock, 1,500,000 shares of Series B preferred stock, and 1,218,711 shares of Series C preferred stock in exchange for the outstanding shares of common stock and preferred stock held by shareholders of SinoFresh-Delaware. We have been unable to obtain from our former counsel or from the former counsel to SinoFresh-Delaware (a director of the Company), who was counsel to the Company and SinoFresh-Delaware, respectively, at the time of the merger, information we presently believe is sufficient to indisputably support one or more exemption(s) from registration that were relied upon in connection with the issuance of the shares in the merger. If such information is not available, the issuance of our shares in respect of the merger may not have been in compliance with the registration provisions of the federal and state securities laws. There may have been a violation of Section 5 of the Securities Act of 1933, as amended due to the unavailability of an exemption from registration. As a result, our company may be exposed to claims for rescission by shareholders who received shares in the merger. Although we would vigorously defend against any such actions, litigation may be costly and there is no assurance of the outcome. If we lost our defense in any such litigation, the cost of repurchasing the shares could be material to our company.

     Our 2004 Form 10-KSB filed with the S.E.C. includes certain risk factors relating to the unavailability of an exemption from a registration as described in the foregoing paragraph. Mr. David Otto (independent director of the Company and principle owner of The Otto Law Group, PLLC) disagrees with the risk assessment. Mr Otto believes that his firm performed reasonable investigations and provided adequate analysis regarding the availabilty of Rule 506, promulgated pursuant to Section 4 (2) of the Securities Act of 1933, as amended. We have been advised by legal counsel that the inclusion of this risk factor was made at the request of the S.E.C. after their review of the analysis and conclusion provided to them by Mr Otto's firm.

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

Results of Operations

     Revenues decreased $1,443,713 from $1,931,569 to $487,856 for the three months ended March 31 2004 and 2005, respectively. This decrease from 2004 is a result of several factors. First, the cough and cold season in 2005 was very mild compared to that of the previous year; second, there was a heavy emphasis on advertising in the fourth quarter of 2003 and throughout the first quarter of 2004 which greatly impacted revenues for the first quarter of 2004. In contrast, advertising in the fourth quarter of 2004 and through mid-February of 2005 were virtually non-existent due to cash constraints. Advertising resumed in mid-February of 2005 as a result of a cash infusion in December 2004, however such advertising began too late to have any significant impact on the first three months of 2005. Finally, revenues for 2004 were affected by the recognition of approximately $800,000 in pay-to-scan type sales. Shipments for these products took place primarily in the last quarter of 2003, but the sales recognition process had not been completed until 2004. We are no longer subject to these contingent sales arrangements.

     Gross profit for the three months ended March 31, 2005 was $338,077 (or 69%), compared to $1,523,013 (79%) for the three months ended March 31, 2004. The percentage decrease relates to co-op charges which are offset against revenues. Co-op programs associated with large national retailers are not necessarily a variable of revenues. Therefore, these charges will be a higher percentage when revenues decrease resulting in a lower gross profit percentage.

     Salaries and other compensation expenses decreased $35,669, from $307,480 to $271,811 for the three months ended March 31, 2004 and 2005, respectively. This decrease is a result of specific reductions in personnel occurring in the latter part of 2004. Such reductions were made in order to streamline the organization and to control administrative costs.

     Professional fees decreased $105,826, from $396,555 to $290,729 for the three months ended March 31, 2004 and 2005, respectively. Professional fees in the first quarter of 2004 were higher due to first year audit costs associated with our annual report Form 10-KSB and also due to certain consulting arrangements which were ultimately terminated by the end of 2004. Professional fees remain high due to several lawsuits that the Company is involved with.

     Other general and administrative expenses remained relatively consistent at $133,624 and $126,829 for the three months ended March 31, 2004 and 2005, respectively.

     Marketing and advertising expenses increased $149,711, from $308,942 to $458,653 for the three months ended March 31, 2004 and 2005, respectively. The increase is a result of an advertising campaign initiated in mid-February, 2005 utilizing the proceeds obtained from the debenture financing that was completed in December 2004.

     Research and development expenses decreased $62,436, from $90,617 in the first quarter of 2004 compared to $28,181 in the first quarter of 2005. Such activities were limited in 2005 due to lack of financial resources. We will continue to limit R & D activities until such time that there is sufficient cash from operations or financing is specifically obtained for these activities. We will however proceed with certain studies to be conducted in accordance with our collaboration agreement with the Lovelace Respiratory Research Institute. This agreement provides for certain studies to be conducted beginning in the second quarter of 2005 and includes a provision for the deferral of the payment for these studies until we have reached an agreed upon minimum level of revenues.

     Depreciation and amortization totaled $65,352 and $65,448 for the three months ended March 31, 2004 and 2005, respectively.

     Total other income was $24,884 for the three months ended March 31, 2004 compared to other expense of $155,725 for the three months ended March 31, 2005. The 2004 amount reflects the sale of certain assets offset by interest expense associated with capital leases and notes payable. The increase in interest expense in 2005 related to the interest and amortized debt issuance costs associated with the outstanding debentures which were secured in the fourth quarter of 2004.

     SinoFresh had a net loss of $1,059,299 ($0.07 per share) compared to net income of $245,327 ($0.02 per share) for the three months ended March 31, 2005 and 2004, respectively, as a result of the factors discussed above.

     As of March 31, 2005, SinoFresh had total assets of $6.3 million, liabilities of $3.6 million and stockholders’ equity of $2.7 million. Working capital deficit totaled approximately $1,017,000 as of March 31, 2005.

Inflation and Currency Fluctuation

     Inflation and currency fluctuations have not previously had a material impact upon the results of operations and are not expected to have a material impact in the near future.

Cash and Sources of Liquidity

     SinoFresh historically has satisfied its operating cash requirements primarily through cash flow from operations, from borrowings and from trade and equity financings. At March 31, 2005, we had approximately $441,000 in cash on hand and approximately $245,000 in net accounts receivable.

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

     Although we recently secured financing through the issuance of these convertible debentures, it may be necessary to pursue additional financing if operational objectives are not met. There can be no assurance, however, that such financing will be available or will be available on terms that are in the best interest of our company.

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

Item 1. Legal Proceedings

     Certain shareholders of SinoFresh, including Charles Fust, Stacey Maloney-Fust and P. Robert DuPont who are also officers and directors of SinoFresh, voted by written consent to remove Messrs. Bannon and Otto as directors and officers of SinoFresh (which attempt was unsuccessful as discussed below). The decision to attempt to remove Messrs. Bannon and Otto was made after it was believed (by Messrs. Fust and DuPont, Ms. Maloney-Fust and certain shareholders) that they were not investigating certain improprieties that may have occurred as a result of actions of Sargon Capital, Inc. (Sargon) and Andrew Badolato, a former officer and director of SinoFresh’s predecessor and a consultant to SinoFresh (Messrs. Fust, DuPont and Ms. Maloney-Fust contend that upon their request, the Board earlier had formed a committee comprised of Messrs. Otto, Bannon and DuPont to investigate the matters regarding Sargon Capital, Inc. and Andrew Badolato Messrs. Otto and Bannon deny any such discussion by the board regarding the investigation of these alleged improprieties). Messrs. Bannon and Otto were notified by letter dated January 30, 2004 that they had been removed as directors. On February 9, 2004, Messrs. Fust, DuPont, Otto, Bannon and Ms. Maloney-Fust received a letter from an attorney representing Andrew Badolato, Sargon Capital, Inc. and four shareholders (including Michael Hawkins, a director or other affiliate of Sargon Capital, Inc.) alleging various breaches of fiduciary duty and self-dealing purportedly committed by Messrs. Fust, DuPont and Ms. Maloney-Fust, and demanding an investigation and a report within 30 days.

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

     In June 2004, SinoFresh filed a motion with the Court (a) requesting the Court to appoint an independent person to make a good faith determination, after conducting a reasonable investigation, as to whether it is in the best interests of SinoFresh to maintain the shareholder derivative suit, and (b) requesting a stay of all proceedings in the case until the results of the investigation are provided to the Court. The interim stay was granted and the Court granted the motion for appointment of an independent investigator. The independent investigator commenced his investigation in September 2004 and filed his report with the Court on May 12, 2005.

     In summary, the report recommended that the maintenance of the derivative suit against the defendants (other than corporate counsel) is not in the best interest of the company and that nearly all of the allegations against the defendants were without merit. Further more, with respect to any issues that appear to have merit, the amount or matter involved is too small or limited to warrant continued litigation. With respect to the allegations against corporate counsel, the report recommended that there is sufficient cause for the derivative action to proceed with respect to the following issues:

     (1) The failure to provide proper advice and counsel with regard to the removals of Messrs. Bannon and Otto as directors;

     (2) The failure to recognize and act upon a conflict of interest in representing all defendants in the lawsuit initially filed February 19, 2004, and;

     (3) The failure to give proper advice and counsel to the three remaining directors with regard to supposed Board actions, in particular the removal of Scott Salberg and the Company auditor.

     Although the Company is optimistic regarding these recommendations, the final ruling is ultimately up to the Court to decide. Accordingly, there can be no assurance that Court will accept any or all of these recommendations. In light of these recommendations however, the Company’s corporate counsel has expressed its intent to resign from its duties to the Company effective May 12, 2005. The Company is now in the process of seeking a new firm as general counsel.

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

     The condensed consolidated financial statements include accruals for fees owed to Sargon through December 31, 2003 with respect to the financial consulting services agreement. However, no adjustment or provision has been made related to the other foregoing matters, the ultimate outcome of which cannot be presently determined.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

     In January 2005, in settlement of a lawsuit wherein the plaintiff was pursuing a claim for approximately $120,000, the Company agreed to issue 37,500 shares and 12,500 shares of common stock to the plaintiff and his counsel, respectively, for which the Company claimed an exemption under Section 4(2) of the Securities Act of 1933. The securities are not subject to resale except pursuant to registration under the Securities Act or pursuant to an available exemption from registration under the Securities Act and the certificates representing the securities bear a restrictive legend accordingly. The investors had an opportunity to ask management questions about the Company and were provided information, or had adequate access to information, about the Company. The transactions did not involve the use of an underwriter and no commissions were paid in connection with the issuance of the securities.

     In February 2005, the Company entered into an engagement letter with a service provider pursuant to which the Company agreed to issue to the vendor a warrant for 100,000 shares of common stock and to enter into a registration rights agreement affording the investor piggy-back registration rights. The warrant is currently exercisable and has a per share exercise price of $1.00. The warrant expires on February 24, 2010. The company claimed an exemption under Section 4(2) of the Securities Act of 1933. Neither the warrant nor the underlying shares of common stock are subject to resale except pursuant to a registration under the Securities Act or pursuant to an available exemption from registration under the Securities Act and the warrant agreement bears a restrictive legend accordingly. The vendor had an opportunity to ask management questions about the Company and was provided information, or had adequate access to information, about the Company. The transaction did not involve the use of an underwriter and no commissions were paid in connection with the issuance of the warrant.

Item 6. Exhibits.

Exhibit
Number	Description
4.1	Warrant issued to AdSouth Partners, Inc., dated February 24, 2005

4.2	Registration Rights Agreement with AdSouth Partners, Inc., dated February 24, 2005

31.1	Certifications of CEO pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certifications of CFO pursuant to Section 302 of the Sarbanes-Oxley Act

32	Certifications of CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SINOFRESH HEALTHCARE, INC.

May 13, 2005	By

Charles A. Fust, Chairman of the Board and Chief Executive Officer (principal executive officer)

May 13, 2005	By

Scott M. Klein, Chief Financial Officer (principal accounting officer)