Form 10QSB/A
period 2005-03-31
SINOFRESH HEALTHCARE INC
filed 2005-05-18
CIK 1171596

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Amendment No. 1
to
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

     Our 2004 Form 10-KSB filed with the S.E.C. includes certain risk factors relating to the unavailability of an exemption from a registration as described in the foregoing paragraph. Mr. David Otto (independent director of the Company and principle owner of the Otto Law Group, PLLC) disagrees with this risk assessment. Mr. Otto believes that his firm performed reasonable investigations and provided adequate analysis regarding the availability of Rule 506, promulgated pursuant to Section 4 (2) of the Securities Act of 1933, as amended. We have been advised by legal counsel that the inclusion of this risk factor was made at the request of the S.E.C. after their review of the analysis and conclusion provided to them by Mr. Otto's firm.

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

     Our 2004 Form 10-KSB filed with the S.E.C. includes certain risk factors relating to the unavailability of an exemption from a registration as described in the foregoing paragraph. Mr. David Otto (independent director of the Company and principle owner of The Otto Law Group, PLLC) disagrees with the risk assessment. Mr Otto believes that his firm performed reasonable investigations and provided adequate analysis regarding the availability of Rule 506, promulgated pursuant to Section 4 (2) of the Securities Act of 1933, as amended. We have been advised by legal counsel that the inclusion of this risk factor was made at the request of the S.E.C. after their review of the analysis and conclusion provided to them by Mr Otto's firm.

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

SINOFRESH HEALTHCARE, INC.

May 17, 2005	By	/s/ Charles A. Fust

Charles A. Fust, Chairman of the Board and Chief Executive Officer (principal executive officer)

May 17, 2005	By	/s/ Scott M. Klein

Scott M. Klein, Chief Financial Officer (principal accounting officer)