Form 10QSB
period 2005-06-30
SINOFRESH HEALTHCARE INC
filed 2005-08-15
CIK 1171596

U.S. Securities and Exchange Commission
Washington, D.C. 20549
Form 10-QSB
QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
Commission file number 0-49764
SinoFresh HealthCare, Inc.
(Exact name of small business issuer as specified in its charter)

Florida (State or other jurisdiction of incorporation or organization)	65-1082270 (I.R.S. Employer Identification Number)
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
Yes ☑ No ☐
The number of shares outstanding of each of the issuer’s classes of common equity as of July 28, 2005:
Common Stock, No Par Value 14,297,120 shares

SINOFRESH HEALTHCARE, INC.

i

PART I — FINANCIAL STATEMENTS
Item 1. Financial Statements
SINOFRESH HEALTHCARE, INC.
CONDENSED CONSOLIDATED BALANCE SHEET

June 30, 2005
(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$172,368
Accounts receivable, net of allowances of $60,244	160,904
Inventory	49,403
Deferred debt issuance costs, current	205,068
Other current assets	166,258

TOTAL CURRENT ASSETS	754,001

FURNITURE AND EQUIPMENT, NET	94,688
PATENTS, NET	2,403,867
GOODWILL	2,409,401
DEFERRED DEBT ISSUANCE COSTS, NET	85,460
OTHER ASSETS	6,418

TOTAL ASSETS	$5,753,835

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of capital leases	$23,015
Short-term notes payable	19,874
Accounts payable	1,666,646
Accrued expenses	431,682

TOTAL CURRENT LIABILITIES	2,141,217

CONVERTIBLE DEBENTURES, NET OF UNAMORTIZED DEBT DISCOUNTS	1,397,919
CAPITAL LEASES, NET OF CURRENT MATURITIES	49,942

TOTAL LIABILITIES	3,589,078

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Common stock, no par value; 500,000,000 shares authorized; 14,272,120 shares issued and outstanding	5,754,363
Preferred stock, no par value; $2 liquidation value per share 200,000,000 shares authorized:
Series A convertible preferred stock, voting; 858,170 shares authorized, 823,795 shares issued and outstanding	1,647,589
Series B convertible preferred stock, voting; 1,500,000 shares authorized, issued and outstanding	3,000,000
Series C convertible preferred stock, voting; 1,250,000 shares authorized; 882,000 shares issued and outstanding	1,583,181
Accumulated deficit	(9,610,929)
Deferred stock-based compensation	(77,447)
Subscriptions receivable	(132,000)

TOTAL STOCKHOLDERS’ EQUITY	2,164,757

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,753,835

See notes to condensed consolidated financial statements.

SINOFRESH HEALTHCARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
REVENUE, net	$832,974	$183,863	$1,320,830	$2,115,432

COST OF REVENUE	225,014	81,803	374,793	490,359

GROSS PROFIT	607,960	102,060	946,037	1,625,073

OPERATING EXPENSES
Salaries and other compensation expense	241,489	312,957	513,300	620,437
Professional fees	192,813	444,768	483,542	841,323
Other general and administrative expenses	110,723	156,829	237,552	290,453
Marketing and advertising expenses	385,260	664,673	843,913	973,615
Research and development expenses	15,476	173,632	43,657	264,249
Depreciation and amortization	65,448	65,449	130,896	130,801

TOTAL OPERATING EXPENSES	1,011,209	1,818,308	2,252,860	3,120,878

LOSS FROM OPERATIONS	(403,249)	(1,716,248)	(1,306,823)	(1,495,805)

OTHER INCOME (EXPENSE):
Interest, net	(161,383)	(12,015)	(319,212)	(27,544)
Other income, net	459	5,000	2,563	45,413

TOTAL OTHER INCOME (EXPENSE)	(160,924)	(7,015)	(316,649)	17,869

NET LOSS BEFORE INCOME TAXES	(564,173)	(1,723,263)	(1,623,472)	(1,477,936)

PROVISION FOR INCOME TAXES	—	—	—	—

NET LOSS	$(564,173)	$(1,723,263)	$(1,623,472)	$(1,477,936)

NET LOSS PER COMMON SHARE
—basic	$(0.04)	$(0.13)	$(0.11)	$(0.11)

—diluted	$(0.04)	$(0.13)	$(0.11)	$(0.11)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
—basic	14,259,757	13,314,323	14,226,402	13,313,293

—diluted	14,259,757	13,314,323	14,226,402	13,313,293

See notes to condensed consolidated financial statements.

SINOFRESH HEALTHCARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six Months Ended June 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,623,472)	$(1,477,936)
Adjustments to reconcile net loss to net cash provided by (used in) operations:
Stock, options and warrants issued for services	13,686	21,875
Amortization and depreciation	130,896	130,801
Stock issued for settlement cost	37,500	—
Change in allowance for discounts and returns	46,000	—
Amortization of debt discount	152,502	—
Amortization of deferred debt issuance costs	102,534	—
Changes in assets and liabilities:
Accounts receivable	22,369	539,626
Inventory	(6,279)	142,369
Other current assets	176,195	70,802
Other assets	—	800
Accounts payable	(139,390)	837,657
Accrued expenses	(58,702)	(216,359)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(1,146,161)	49,635

INVESTING ACTIVITIES:
Payments for furniture and equipment	—	(2,947)

NET CASH (USED IN) INVESTING ACTIVITIES	—	(2,947)

FINANCING ACTIVITIES:
Payments received on warrant subscriptions receivable	—	120,000
Payments on long-term debt and capital leases	(13,895)	(376,272)

NET CASH (USED IN) FINANCING ACTIVITIES	(13,895)	(256,272)

NET DECREASE IN CASH	(1,160,056)	(209,584)

CASH AND CASH EQUIVALENTS — beginning of period	1,332,424	368,394

CASH AND CASH EQUIVALENTS — end of period	$172,368	$158,810

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$74,874	$57,510

NON-CASH ACTIVITY:
Conversion of accounts payable to a short term note payable	$22,875	$—

Warrants issued in connection with a services agreement increasing other current assets and common stock	$18,985	$—

See notes to condensed consolidated financial statements.

SinoFresh HealthCare, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2005
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
     The Company’s ability to continue as a going concern is subject to uncertainty due to the Company’s history of losses, limited financial resources and need for additional working capital to implement the Company’s business plan. In this connection, the Company requires additional working capital in order to market and distribute its products, exploit the technology underlying its patents, further develop existing and new products, and to pay its existing accounts payable. At June 30, 2005, the Company had a working capital deficit of $1,387,216. The Company currently plans to meet its working capital requirements by obtaining financing through the sale of debt and equity securities. However, no assurances can be provided that this financing will be secured or secured at terms acceptable to the Company. The accompanying statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.
     In the opinion of management, all adjustments, consisting of normal recurring adjustments, have been made in the June 30, 2005 and 2004 financial statements, which are necessary for a fair financial statement presentation. The results for the three and six months ended June 30, 2005 and 2004 are not necessarily indicative of financial operations for the full year.
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

     Certain reclassifications have been made in the 2004 statements to conform to the 2005 presentation.
Note 2. Shareholders’ Equity
     During the six months ended June 30, 2005 there were 62,500 shares of Series C preferred shares that were converted into 125,000 shares of common stock.
     In May 2005 the Company granted 10,000 non-plan stock options to a consultant at an exercise price of $1.00. The market price on the date of grant was $0.45. The options expire in five years and vest immediately.
     In March 2005 the Company re-priced 27,500 non-plan options originally issued in 2003 to an entity which provided marketing related services to the Company. The original exercise price of the options was $1.00 and has now been reduced to $0.55. There was no additional expense incurred as a result of the re-pricing.
     In February 2005, the Company granted 216,500 stock options to employees at an exercise price of $0.57 which was equal to the market price of underlying common stock as of the date of the grants. The employee options expire in five years and vest over a three-year period.
     In January 2005, the Company issued 50,000 shares of common stock in order to settle an existing law suit. The market value of the shares on the date of issuance was $37,500. During the first six months of 2005, holders of 62,500 shares of series C convertible preferred stock converted their shares into 125,000 shares of common stock.
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
     The fair value of each stock option or warrant granted to non-employees is estimated on the measurement date using the fair value method of SFAS 123.
     The following table reflects proforma supplemental financial information related to stock-based employee compensation, as required by SFAS No. 123 and SFAS 148 for the three months ended June 30,:

	2005	2004
Net loss, as reported	$(564,173)	$(1,723,263)
Additional stock-based employee compensation costs that would have been included in the determination of net loss if the fair value method (SFAS No. 123) had been applied to all awards	(42,329)	(109,815)

Pro forma net loss, as if the fair value method had been applied to all awards	$(606,502)	$(1,833,078)

	2005	2004
Net loss per common share, as reported
— basic	$(0.04)	$(0.13)

—diluted	$(0.04)	$(0.13)

Pro forma net loss per common share, as if the fair value method had been applied to all awards
—basic	$(0.04)	$(0.14)

—diluted	$(0.04)	$(0.14)

The following table reflects proforma supplemental financial information related to stock-based employee compensation, as required by SFAS No. 123 and SFAS 148 for the six months ended June 30:

	2005	2004
Net loss, as reported	$(1,623,472)	$(1,477,936)
Additional stock-based employee compensation costs that would have been included in the determination of net loss if the fair value method (SFAS No. 123) had been applied to all awards	(82,397)	(311,463)

Pro forma net loss, as if the fair value method had been applied to all awards	$(1,705,869)	$(1,789,399)

Net loss per common share, as reported
—basic	$(0.11)	$(0.11)

—diluted	$(0.11)	$(0.11)

Pro forma net loss per common share, as if the fair value method had been applied to all awards
—basic	$(0.12)	$(0.13)

—diluted	$(0.12)	$(0.13)

Note 4: Related Party Information
     A director of the Company is the principal owner of a law firm that has provided legal services to the Company. The fees for these services were approximately $0 and $1,000 for the three months ended June 30, 2005 and 2004, respectively and $2,000 and $16,000 for the six months ended June 30, 2005 and 2004, respectively. At June 30, 2005, the Company owed this firm approximately $148,000 for accrued legal fees.
     The Company leases its current facility from an entity controlled by two of the Company’s officers. Rent expenses incurred to these parties during the three months ended June 30, 2005 and 2004 was approximately $19,000 and $19,000, respectively and $38,000 and $38,000 for the six months ended June 30 2005 and 2004, respectively. The Company owed this entity approximately $19,000 as of June 30, 2005 for accrued rent.
     Prior to June 2004, the Company rented a condominium, on a month to month basis, from an officer and director at the sum of $1,250 per month. The condominium was used as corporate housing by the Company. Total rent expensed for the three and six months ended June 30, 2004 was $2,500 and $6,250.
Note 5: Contingencies
     The Company is party to several legal proceedings as more fully discussed in the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004. In addition, the Company may be subject to potential liability with respect to the matter described below.
     In September 2003, the Company issued 10,768,490 shares of common stock, 858,170 shares of Series A preferred stock, 1,500,000 shares of Series B preferred stock, and 1,218,711 shares of Series C preferred stock in exchange for the outstanding shares of common stock and preferred stock held by shareholders of the Company’s predecessor, SinoFresh HealthCare, Inc., a Delaware corporation (“HealthCare”). The Company issued these shares in connection with the merger of HealthCare into a wholly-owned subsidiary of the Company. This subsidiary is now known as SinoFresh Corporation. In connection with that transaction, the Company has been unable to obtain information which conclusively establishes that the issuance of the shares was exempt from registration under applicable federal and state securities laws. If such information is not available, the issuance of the Company’s shares may not have been in compliance with the registration provisions of the federal and state securities laws. As a result, the Company could be exposed to claims for rescission by shareholders who received shares in the merger. Although the Company would vigorously defend against any such actions, litigation may be costly and there is no assurance of the outcome. If the Company were not successful in the defense of this matter, the cost of repurchasing the shares could be material.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements and Associated Risks
THIS QUARTERLY REPORT ON FORM 10-QSB CONTAINS FORWARD-LOOKING STATEMENTS THAT HAVE BEEN MADE PURSUANT TO THE PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. THESE FORWARD-LOOKING STATEMENTS ARE BASED ON MANAGEMENT’S CURRENT EXPECTATIONS, ESTIMATES AND PROJECTIONS, BELIEFS AND ASSUMPTIONS. WORDS SUCH AS “ANTICIPATES,” “EXPECTS,” “INTENDS,” “PLANS,” “BELIEVES,” “SEEKS,” “ESTIMATES,” VARIATIONS OF SUCH WORDS AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. THESE STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND ARE SUBJECT TO CERTAIN RISKS, UNCERTAINTIES AND ASSUMPTIONS THAT ARE DIFFICULT TO PREDICT; THEREFORE, ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE EXPRESSED OR FORECASTED IN ANY SUCH FORWARD-LOOKING STATEMENTS. THESE RISKS AND UNCERTAINTIES INCLUDE THOSE DISCUSSED IN “PART II - ITEM 6 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS – RISK FACTORS” CONTAINED IN THE COMPANY’S FORM 10-KSB FOR THE YEAR ENDED DECEMBER 31, 2004, AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION. UNLESS REQUIRED BY LAW, THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE PUBLICLY ANY FORWARD-LOOKINGSTATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE. INVESTORS SHOULD REVIEW THIS QUARTERLY REPORT IN COMBINATION WITH THE COMPANY’S ANNUAL REPORT ON FORM 10-KSB IN ORDER TO HAVE A MORE COMPLETE UNDERSTANDING OF THE PRINCIPAL RISKS ASSOCIATED WITH AN INVESTMENT IN THE COMPANY’S STOCK.
Overview
     SinoFresh HealthCare, Inc. (referred to herein as “SinoFresh”, “Company”, “we”, “our” or “us”) is a pharmaceutical company engaged in the research, development and marketing of novel therapies to treat inflammatory and infectious diseases of the upper respiratory system. In 2004 and 2005, all of our revenues were derived from the sale of our SinoFresh™ Nasal & Sinus Care product in the United States. The principal outlets for this product currently include national drug and food chain stores, mainly Wal-Mart, CVS, Osco Drug, Publix Super Markets, Rite Aid, Sav-on Drugs and Walgreens. We are seeking to expand our retail distribution network to include the remainder of the chain stores we are already servicing, other national food and drug chain stores and a significant number of independent pharmacies which we are planning to reach through master brokers. In July 2005, we began shipments of our newest product, SinoFresh™ Daily Throat Spray, through our existing distribution network.
     The Company’s SinoFresh™ Nasal & Sinus Care product has been marketed under the oral monograph system of the U.S. Food and Drug Administration (FDA) that is applicable to certain over-the-counter (OTC) drugs since the filing of a petition with the FDA in March 2003. In a series of rulemakings begun in 1972, the FDA reviews data on classes of OTC drugs and issues final rules in the form of monographs that set out the classes and conditions under which an OTC drug may be marketed, without the necessity of FDA pre-approval. The Company’s petition requested the FDA to reopen the tentative monograph for OTC oral antiseptic health care products to allow for submission of additional data that, if the FDA accepted and incorporated into a final regulation, would have allowed an OTC drug to: be administered nasally, contain the common antiseptic ingredient cetylpyridinium chloride (CPC) in certain concentrations, and make claims that the drug was an “antiseptic.” The FDA first issued a letter to the Company stating that the petition was not a priority for the agency. Having petitioned for inclusion in the pending oral antiseptic health care monograph, and based upon its understanding of FDA policies governing OTC drugs subject to rulemakings that are not final, the Company proceeded to market its SinoFresh™ Nasal & Sinus Care product as an OTC oral antiseptic drug product (in addition to emphasizing the product’s cosmetic, cleansing and refreshing benefits).
     On April 21, 2005, the FDA issued a letter to the Company denying the petition and concluding that it would not include a CPC-containing nasal spray in the agency’s pending rulemaking for OTC oral antiseptic health care products. The result is that the Company can no longer make claims in its marketing materials or labeling that its nasal spray is an OTC oral antiseptic that reduces bacteria and mold in the sinus cavity. The Company is revising its marketing materials and labeling and will be marketing its nasal spray only as a health and beauty aid, focusing on the product’s cosmetic, cleansing and refreshing benefits. The new product will also be reformulated by lowering the concentration of the main antiseptic ingredient below the commonly accepted drug level. Accordingly, we have changed the name of this product to SinoFresh™ Nasal Mist.
     The Company believes that the changes in formulation, marketing materials and re-labeling will not adversely affect the Company’s ability to produce and deliver this product to our customers. The Company also believes that these changes will not adversely affect the demand for this product. The Company has periodically conducted marketing studies (e.g., focus groups), and based on those findings, the Company has concluded that consumers purchasing the Company’s nasal spray were not purchasing the product based on oral antiseptic claims, nor were they particularly aware of these claims. Instead, the consumers appeared to focus on the product’s cosmetic, cleansing and refreshing benefits. None of these characteristics will be affected by the changes to the product and its packaging.
     After evaluating the Company’s options for the marketing of its nasal spray, management has elected to follow a course similar to that of numerous successful health and beauty aid products and emphasize the nasal spray’s many non-therapeutic cleansing and moisturizing benefits. However, this decision does not impact the Company’s plans to market its other drug products under FDA requirements applicable to OTC drugs. Additionally, the Company is continuing the New Drug Application (NDA) process for a therapeutic nasal spray, requesting the FDA to approve a nasal spray indicated for treatment of and/or reduction in the symptoms of certain diseases. The Company recently filed data with the FDA and requested a meeting to discuss an Investigational New Drug Application for a nasal spray – a prerequisite to the conduct of the clinical investigations necessary to support a NDA. This initial meeting with the FDA is expected to occur in August 2005. Assuming that the safety and efficacy of the nasal spray is demonstrated in these clinical studies, the Company would seek FDA approval of the nasal spray under an NDA. Conducting the clinical trials and obtaining FDA approval for any pharmaceutical product requires substantial resources (including additional capital) and may take several years. , There is no assurance that FDA will approve an NDA for the Company’s therapeutic nasal spray or any other Company product or that the Company can obtain sufficient funding to underwrite the cost of obtaining FDA approval.
     In December 2004, we secured financing in the amount of $1,830,000 through the sale of two-year 6% senior secured convertible debentures and warrants to purchase 1,983,645 shares of our common stock in a private placement (including warrants to our placement agent). The financing was arranged primarily to support our marketing and media plan for the first half of 2005. The plan features entertainer Ed McMahon, himself a longtime sinus sufferer, in a variety of promotional vehicles including national cable television commercials, radio and print advertising, and personal appearances at healthcare industry events. These marketing efforts commenced during the middle of the first quarter of 2005.
     In April 2005 we reached an agreement to broaden our research collaboration with the Lovelace Respiratory Research Institute (LRRI) by embarking on mammalian-based studies of the anti-infective properties of SinoFresh™ Nasal & Sinus Care. The new agreement was prompted by preliminary in vitro study results demonstrating strong evidence that this product can reduce the infectivity of common respiratory viruses including adenovirus and respiratory syncytial virus (RSV). Our original collaboration with LRRI, initiated in May of 2004 was designed to assess the virucidal properties of SinoFresh™. Viruses are widely recognized as the most frequent cause of acute respiratory infections and are a leading cause of child mortality worldwide.
     The Company outsources the manufacturing of its current products to an FDA approved contract-manufacturing facility that also produces private-label drugs for a number of major U.S. retail chains, including Wal-Mart.
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
     Our shares are traded on the Over-the-Counter-Bulletin Board under the symbol “SFSH.OB.”
Results of Operations
     Revenues increased $649,111, from $183,863 to $832,974 for the three months ended June 30, 2004 and 2005, respectively. This increase from 2004 is primarily a result of an excess market supply at the end of first quarter of 2004 which reduced shipments for during the second quarter of 2004. Revenues were down $794,602, from $2,115,432 to $1,320,830 for the six months ended June 30, 2004 and 2005, respectively. There were several reasons for the overall decrease. First, the cough and cold season in 2005 was very mild compared to that of the previous year; second, there was a heavy emphasis on advertising in the fourth quarter of 2003 and throughout the first half of 2004 which greatly impacted revenues for the first half of 2004. In contrast, advertising in the fourth quarter of 2004 and first half of 2005 was significantly less due to cash constraints. Finally, revenues for 2004 were substantially increased due to the recognition of approximately $800,000 in pay-to-scan type sales. Shipments for these products took place primarily in the last quarter of 2003, but the sales recognition process had not been completed until 2004. We are no longer subject to these contingent sales arrangements. These factors were partially offset by more widespread distribution in 2005. The Company believes this expanded distribution will have a positive impact on sales during the remainder of 2005.
     Gross profit for the three months ended June 30, 2005 was $607,960 (or 73%), compared to $102,060 (56%) for the three months ended June 30, 2004. Gross profit for the six months ended June 30, 2005 was $946,037 (or 72%), compared to $1,625,073 (77%) for the six months ended June 30, 2004. The percentage differences relate primarily to co-op charges which are offset against revenues. Co-op programs associated with large national retailers are not necessarily a variable of revenues. Co-op fees vary based on agreed upon programs. In 2005 many of the planned programs are scheduled for the second half of the year as opposed to being more evenly disbursed as in 2004.
     Salaries and other compensation expenses decreased $71,468, from $312,957 to $241,489 for the three months ended June 30, 2004 and 2005, respectively and decreased $107,137 from $620,437 to $513,300 for the six months ended June 30, 2004 and 2005, respectively. These decreases are a result of specific reductions in personnel occurring in the latter part of 2004 through the first half of 2005. Such reductions were made in order to streamline the organization and to control administrative costs.
     Professional fees decreased $251,955, from $444,768 to $192,813 for the three months ended June 30, 2004 and 2005, respectively and decreased $357,781, from $841,323 to $483,542 for the six months ended June 30, 2004 and 2005, respectively. Second quarter and year to date decreases relate to certain consulting arrangements which were ultimately terminated by the end of 2004 and costs associated with litigation activity beginning in the first quarter of 2004 which substantially came to an end by mid-second quarter of 2005. Year to date decreases are also impacted by professional fees in the first quarter of 2004 which were higher due to initial first year audit costs incurred by our current auditors and also audit fees incurred by our prior auditors, the benefits of which were lost upon their termination.
     Other general and administrative expenses decreased $46,106, from $156,829 to $110,723 for the three months ended June 30, 2004 and 2005, respectively and decreased $52,901, from $290,453 to $237,552 for the six months ended June 30, 2004 and 2005, respectively. The decreases are reflective of general cost reductions made in order to streamline the organization and to control administrative costs.
     Marketing and advertising expenses decreased $279,413, from $664,673 to $385,260 for the three months ended June 30, 2004 and 2005, respectively and decreased $129,702, from $973,615 to $843,913 for the six months ended June 30, 2004 and 2005, respectively. The decreases are a result of limited funds available for such activities as compared to the previous year in spite of raising capital through a debenture financing in December 2004. Although less expenses were incurred in 2005 compared to 2004, we believe that our marketing programs were more effective and reached more consumers than in the prior year.
     Research and development expenses were substantially reduced for the three and six months ended June 30, 2005 compared to the same periods in 2004. Such activities were limited in 2005 due to lack of financial resources. We will continue to limit R & D activities until such time that there is sufficient cash from operations or financing is obtained for these activities. We will however proceed with certain studies to be conducted in accordance with our collaboration agreement with the Lovelace Respiratory Research Institute. This agreement provides for certain studies to be conducted beginning in the second half of 2005 and includes a provision for the deferral of the payment for these studies until we have reached an agreed upon minimum level of revenues.
     Depreciation and amortization totaled $65,449 and $65,448 for the three months ended June 30, 2004 and 2005, respectively and were $130,801 and $130,896 for the six months ended June 30, 2004 and 2005, respectively .
     Total other expense was $7,015 for the three months ended June 30, 2004 compared to $160,924 for the three months ended June 30, 2005. Total other income was $17,869 for the six months ended June 30, 2004 compared to other expense of $316,649 for the six months ended June 30, 2005. The increase in interest expense in 2005 relates to the interest and amortized debt issuance costs associated with the outstanding debentures which were secured in the fourth quarter of 2004. Other income for the six months ended June 30, 2004 reflects the sale of certain assets offset by interest expense associated with capital leases and notes payable.
     SinoFresh had a net loss of $564,173 ($0.04 per share) compared to a net loss of $1,723,263 ($0.13 per share) for the three months ended June 30, 2005 and 2004, respectively and a net losses of $1,623,472 ($0.11 per share) and $1,477,936 for the six months ended June 30, 2005 and 2004, respectively, as a result of the factors discussed above.
     As of June 30, 2005, SinoFresh had total assets of $5.8 million, liabilities of $3.6 million and stockholders’ equity of $2.2 million. Working capital deficit totaled approximately $1.4 million as of June 30, 2005.
Inflation and Currency Fluctuation
     Inflation and currency fluctuations have not previously had a material impact upon the results of operations and are not expected to have a material impact in the near future.
Cash and Sources of Liquidity
     In December 2004, we received $1,830,000 from the issuance of senior secured 6% convertible debentures which have a maturity date of December 5, 2006. The debentures are convertible into 3,327,273 shares of common stock at a conversion price of $0.55 per share. The debentures contain anti-dilution provisions under which the number of shares issuable upon conversion of the debentures and the conversion price will be adjusted upon the sale by us of common stock or securities convertible into or exercisable for common stock at prices below the then existing conversion price of the debenture, the occurrence of stock splits, stock distributions, and other corporate events. We may, at our option, require the conversion of all of the debentures into shares of common stock provided that the market price of our common stock exceeds 300% of the conversion price of the debentures then in effect for at least 20 consecutive trading days and until delivery of a notice of mandatory conversion in accordance with the terms of the debenture. As of August 9, 2005, $60,000 of these debentures have been converted into 109,090 shares of common stock.
     During the first six months of 2005, the Company’s cash and cash equivalents decreased from approximately $1,332,000 at December 31, 2004 to approximately $172,000 at June 30, 2005. This decrease was primarily due to the Company’s net loss of $1,623,000 during this period. During this period, the Company was able to meet its working capital requirements primarily through the use of the proceeds received by the Company from its sale of convertible debentures in December 2004.
     On June 30, 2005, the Company had current assets of approximately $754,000 (including cash and cash equivalents of approximately $172,000) and current liabilities of approximately $2,141,000. As a result, the Company’s current liquidity is extremely limited and the Company will require a significant amount of additional working capital in order to meet its current working capital requirements and implement its business plan. In order to address these issues, the Company is seeking to raise additional working capital through the issuance of debt and equity securities. Although the Company believes that it will be able to obtain additional working capital, there can be no assurance that the Company’s efforts will be successful.
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

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
Haskins et al. v. Charles Fust et al.
     Certain shareholders of SinoFresh, including Charles Fust, Stacey Maloney-Fust and P. Robert DuPont who are also officers and directors of SinoFresh, voted by written consent to remove Messrs. Bannon and Otto as directors and officers of SinoFresh (which attempt was unsuccessful as discussed below). The decision to attempt to remove Messrs. Bannon and Otto was made after it was believed (by Messrs. Fust and DuPont, Ms. Maloney-Fust and certain shareholders) that they were not investigating certain improprieties that may have occurred as a result of actions of Sargon Capital, Inc. (Sargon) and Andrew Badolato, a former officer and director of SinoFresh’s predecessor and a consultant to SinoFresh (Messrs. Fust, DuPont and Ms. Maloney-Fust contend that upon their request, the Board earlier had formed a committee comprised of Messrs. Otto, Bannon and DuPont to investigate the matters regarding Sargon Capital, Inc. and Andrew Badolato. Messrs. Otto and Bannon deny any such discussion by the Board regarding the investigation of these alleged improprieties). Messrs. Bannon and Otto were notified by letter dated January 30, 2004 that they had been removed as directors. On February 9, 2004, Messrs. Fust, DuPont, Otto, Bannon and Ms. Maloney-Fust received a letter from an attorney representing Andrew Badolato, Sargon Capital, Inc. and four shareholders (including Michael Hawkins, a director or other affiliate of Sargon Capital, Inc.) alleging various breaches of fiduciary duty and self-dealing purportedly committed by Messrs. Fust, DuPont and Ms. Maloney-Fust, and demanding an investigation and a report within 30 days.
     In connection with the attempted removal of Messrs. Bannon and Otto from the board, SinoFresh filed a preliminary Information Statement on Schedule 14C with the SEC with a view toward filing and sending a definitive Information Statement to shareholders of record once the SEC completed its review of the Schedule 14C. The actions of the shareholders were challenged by Messrs. Otto and Bannon and SinoFresh was unable to expeditiously get final clearance for the 14C Information Statement. During the week of March 22, 2004, after discussion with the staff at the SEC, it was determined that, under applicable SEC rules relating to Information Statements, the corporate action (e.g., the effectiveness of the removal of the two directors) could not occur until the 20th day after the mailing of a definitive information statement. Further, it was also discovered during that time that there was a technical defect with the shareholders’ written consents in that they were short sufficient votes to clearly constitute a majority of the issued and outstanding voting stock. As a result, it was decided to retroactively reinstate Messrs. Bannon and Otto to the board (until the next annual meeting of shareholders, or their earlier removal or resignation).
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
     In June 2004, the plaintiffs filed a corrected second amended complaint in the U.S. District Court, Middle District of Florida, Tampa Division, Case No. 8:04-CV-490-T-30MSS. This complaint notes SinoFresh as a nominal defendant and adds SinoFresh’s then corporate counsel as additional defendants (seeking compensatory damages, including reimbursement of legal fees paid by SinoFresh). The complaint alleges that it is a derivative suit, includes the same allegations as in the original complaint, and also alleges, among other things, inadequate disclosure by the defendants in SEC filings regarding related party transactions and regarding Mr. Fust’s beneficial ownership (wherein Mr. Fust reported ownership of the 1,000,000 shares Crown IV Holdings portends to own), all for the alleged purpose of the defendants maintaining control of SinoFresh. In this complaint the plaintiffs request, among other things, that the Court appoint a special monitor during the pendency of the litigation with authority to conduct investigations and issue a report to the Court; that the Court enjoin the defendant directors from “committing certain violations of Federal securities laws”, and from taking certain actions, including using corporate funds for the defense of the directors in the suit, conducting transactions in SinoFresh’s stock and soliciting proxies for a 2004 annual meeting.
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
     In summary, the report recommended that the maintenance of the derivative suit against the defendants (other than corporate counsel) is not in the best interest of the company and that nearly all of the allegations against the defendants were without merit. Furthermore, with respect to any issues that appear to have merit, the amount or matter involved is too small or limited to warrant continued litigation. With respect to the allegations against corporate counsel, the report recommended that the derivative action proceed with respect to the following issues:
(1)	The failure to provide proper advice and counsel with regard to the removals of Messrs. Bannon and Otto as directors;

(2)	The failure to recognize and act upon a conflict of interest in representing all defendants in the lawsuit initially filed February 19, 2004, and;

(3)	The failure to give proper advice and counsel to the three remaining directors with regard to supposed Board actions, in particular the removal of Scott Salberg as the Company auditor.
     Although the Company is optimistic regarding these recommendations, the final ruling is ultimately up to the Court to decide. Accordingly, there can be no assurance that Court will accept any or all of these recommendations. In light of these recommendations however, the Company’s corporate counsel resigned from its duties to the Company effective May 12, 2005 (the Company has since engaged the firm of Shutts & Bowen LLP as it general and securities counsel). A motion for dismissal with prejudice on all counts against the company and its current and former officers was filed in June 2005.
Sargon Capital, Inc., a Nevada Corporation, and Andrew M. Badolata vs Sinofresh Healthcare, Inc., a Delaware Corporation, Charles A. Fust and John Hallman
     In March 2004, SinoFresh declared null and void two contracts entered into with Sargon Capital, Inc., a shareholder and an affiliate of a former director and officer, to-wit: an Investment Banking Services Agreement dated October 24, 2002, and a Financial Consulting Services Agreement originally dated in November 2002 which monthly payments under this consulting agreement approximate $8,000 with $96,000 due for the years 2003 and 2004, and $80,000 due for 2005. The consulting agreement was revised September 8, 2003 extending the term of September 2006 and increasing compensation to include 0.5% of gross revenue and 0.6% of net income before taxes, interest and amortization. Sargon claimed that SinoFresh owes approximately $173,000 for these services.
     In April 2004, a lawsuit was filed in Circuit Court for the 12th Judicial Circuit in and for Sarasota County, Florida, styled Sargon Capital, Inc. and Andrew Badolato vs. SinoFresh HealthCare, Inc., Charles Fust and John Hallman, Case No. 2004 CA3732SC. The complaint alleges a breach of the financial consulting services agreement by failing to pay certain fees to Sargon Capital, Inc. The complaint also alleges defamation of the principal of Sargon Capital, Inc. and a civil conspiracy to prevent Sargon Capital, Inc. from doing business in the State of Florida. The complaint was dismisssed on June 13, 2005, and an Amended Complaint was filed on June 24, 2005. On August 4, 2005 and August 5, 2005 all defendants filed motions to dismiss the Amended complaint. SinoFresh, on behalf of itself and its officers and directors, intends to vigorously defend the suit.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     In May 2005, the Company issued 10,000 non-plan options to a consultant in exchange for business development services. The options vest immediately and expire in five years. The Company claimed an exemption under Section 4(2) of the Securities Act of 1933. Neither the option nor the underlying shares of common stock are subject to resale except pursuant to a registration under the Securities Act or pursuant to an available exemption from registration under the Securities Act and the option agreement bears a restrictive legend accordingly. The consultant had an opportunity to ask management questions about the Company and was provided information, or had adequate access to information, about the Company. The transaction did not involve the use of an underwriter and no commissions were paid in connection with the issuance of the securities.
Item 6. Exhibits.

Exhibit
Number	Description
4.1	Warrant issued to Thomas Fitzgerald, dated May 31, 2005

31.1	Certifications of CEO pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certifications of CFO pursuant to Section 302 of the Sarbanes-Oxley Act

32	Certifications of CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SINOFRESH HEALTHCARE, INC.

August 12, 2005	By:	/s/ Charles A. Fust

Charles A. Fust, Chairman of the Board and Chief Executive
Officer (principal executive officer)

August 12, 2005	By:	/s/ Scott M. Klein

Scott M. Klein, Chief Financial Officer (principal
accounting officer)