Form 10QSB
period 2005-09-30
SINOFRESH HEALTHCARE INC
filed 2005-11-14
CIK 1171596

U.S. Securities and Exchange Commission
Washington, D.C. 20549
Form 10-QSB
QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
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
Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☐
The number of shares outstanding of each of the issuer’s classes of common equity as of November 3, 2005:
Common Stock, No Par Value 14,478,936 shares

SINOFRESH HEALTHCARE, INC.

PART I — FINANCIAL STATEMENTS
Item 1. Financial Statements
SINOFRESH HEALTHCARE, INC.
CONDENSED CONSOLIDATED BALANCE SHEET

September 30, 2005
(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$111,878
Accounts receivable, net of allowances of $25,244	401,435
Inventory	143,407
Other current assets	98,273

TOTAL CURRENT ASSETS	754,993

FURNITURE AND EQUIPMENT, NET	86,930
PATENTS, NET	2,346,177
GOODWILL	2,409,401
DEFERRED DEBT ISSUANCE COSTS, NET	226,181
OTHER ASSETS	6,418

TOTAL ASSETS	$5,830,100

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of capital leases	$23,438
Short-term notes payable	17,874
Accounts payable	1,768,702
Accrued expenses	414,407

TOTAL CURRENT LIABILITIES	2,224,421

CONVERTIBLE DEBENTURES, NET OF UNAMORTIZED DEBT DISCOUNTS	1,393,611
CAPITAL LEASES, NET OF CURRENT MATURITIES	43,922

TOTAL LIABILITIES	3,661,954

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Common stock, no par value; 500,000,000 shares authorized; 14,478,936 shares issued and outstanding	5,889,954
Preferred stock, no par value; $2 liquidation value per share 200,000,000 shares authorized:
Series A convertible preferred stock, voting; 858,170 shares authorized, 823,795 shares issued and outstanding	1,647,589
Series B convertible preferred stock, voting; 1,500,000 shares authorized, issued and outstanding	3,000,000
Series C convertible preferred stock, voting; 1,250,000 shares authorized; 869,500 shares issued and outstanding	1,560,806
Accumulated deficit	(9,727,599)
Deferred stock-based compensation	(70,604)
Subscriptions receivable	(132,000)

TOTAL STOCKHOLDERS’ EQUITY	2,168,146

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,830,100

See notes to condensed consolidated financial statements.

SINOFRESH HEALTHCARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
REVENUE, net	$978,620	$1,170,425	$2,299,450	$3,285,857

COST OF REVENUE	317,445	325,651	692,238	816,010

GROSS PROFIT	661,175	844,774	1,607,212	2,469,847

OPERATING EXPENSES
Salaries and other compensation expense	249,605	301,005	762,905	921,442
Professional fees	(73,275)	186,294	410,267	1,027,617
Other general and administrative expenses	113,501	122,746	351,053	413,199
Marketing and advertising expenses	93,903	93,268	937,816	1,066,883
Research and development expenses	135,883	15,496	179,540	279,744
Depreciation and amortization	65,448	65,448	196,344	196,250

TOTAL OPERATING EXPENSES	585,065	784,257	2,837,925	3,905,135

INCOME (LOSS) FROM OPERATIONS	76,110	60,517	(1,230,713)	(1,435,288)

OTHER INCOME (EXPENSE):
Interest, net	(192,780)	8,228	(511,992)	(19,316)
Other income, net	—	338	2,563	45,751

TOTAL OTHER INCOME (EXPENSE)	(192,780)	8,566	(509,429)	26,435

NET INCOME (LOSS) BEFORE INCOME TAXES	(116,670)	69,083	(1,740,142)	(1,408,853)

PROVISION FOR INCOME TAXES	—	—	—	—

NET INCOME (LOSS)	$(116,670)	$69,083	$(1,740,142)	$(1,408,853)

NET INCOME (LOSS) PER COMMON SHARE
-basic	$(0.01)	$0.01	$(0.12)	$(0.11)

-diluted	$(0.01)	$0.00	$(0.12)	$(0.11)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
-basic	14,395,686	13,314,323	14,283,450	13,313,639

-diluted	14,395,686	19,833,085	14,283,450	13,313,639

See notes to condensed consolidated financial statements.

SINOFRESH HEALTHCARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Nine Months Ended September 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,740,142)	$(1,408,853)
Adjustments to reconcile net loss to net cash provided by (used in) operations:
Stock, options and warrants issued for services	29,488	21,875
Amortization and depreciation	196,344	196,250
Stock issued for settlement cost	37,500	—
Change in allowance for discounts and returns	11,000	6,083
Amortization of debt discount	248,194	—
Amortization of deferred debt issuance costs	166,881	—
Changes in assets and liabilities:
Accounts receivable	(183,162)	37,489
Inventory	(100,283)	162,987
Other current assets	248,437	63,422
Other assets	—	800
Accounts payable	(37,334)	1,087,770
Accrued expenses	(75,977)	(130,421)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(1,199,054)	37,402

INVESTING ACTIVITIES:
Payments for furniture and equipment	—	(2,947)

NET CASH (USED IN) INVESTING ACTIVITIES	—	(2,947)

FINANCING ACTIVITIES:
Payments received on warrant subscriptions receivable	—	120,000
Payments on long-term debt and capital leases	(21,492)	(401,618)

NET CASH (USED IN) FINANCING ACTIVITIES	(21,492)	(281,618)

NET DECREASE IN CASH	(1,220,546)	(247,163)

CASH AND CASH EQUIVALENTS — beginning of period	1,332,424	368,394

CASH AND CASH EQUIVALENTS — end of period	$111,878	$121,231

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$105,297	$41,914

NON-CASH ACTIVITY:
Conversion of accounts payable to a short term note payable	$22,875	$—

Warrants issued in connection with a services agreeement increasing other current assets and common stock	$23,242	$—

Conversion of debentures into common stock	$100,000	$—

See notes to condensed consolidated financial statements.

SinoFresh HealthCare, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2005
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
     The Company’s ability to continue as a going concern is subject to uncertainty due to the Company’s history of losses, limited financial resources and need for additional working capital to implement the Company’s business plan. In this connection, the Company requires additional working capital in order to market and distribute its products, utilize the technology underlying its patents, further develop existing and new products, and pay its existing accounts payable. On September 30, 2005, the Company had current assets of approximately $755,000 (including cash and cash equivalents of approximately $112,000) and current liabilities of approximately $2,224,000. As a result, the Company’s current liquidity is extremely limited and the Company will require a significant amount of additional working capital in order to meet its current working capital requirements. In order to address these issues, the Company is seeking to raise additional working capital through the issuance of debt and equity securities. Although the Company believes that it will be able to obtain additional working capital, there can be no assurance that the Company’s efforts will be successful. The accompanying statements do not include any adjustments that might be necessary if the Company were unable to continue as a going concern.
     In the opinion of management, all adjustments, consisting of normal recurring adjustments, have been made in the September 30, 2005 and 2004 financial statements, which are necessary for a fair financial statement presentation. The results for the three and nine months ended September 30, 2005 and 2004 are not necessarily indicative of financial operations for the full year.
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
Note 2. Shareholders’ Equity
     During the first nine months of 2005, the holders of 75,000 shares of the Company’s series C preferred stock converted these shares into 150,000 shares of the Company’s common stock.
     During that first nine months of 2005, the holders of debentures with a principal balance of $100,000 converted these debentures into 181,816 shares of common stock.
     In August 2005, the Company issued common stock purchase warrants to a consulting firm in exchange for business development services. The warrants entitle the holder to purchase 12,000 shares of common stock at an exercise price of $0.55 per share. The warrants were immediately exercisable and expire in August 2010.
     In August 2005, the Company granted options to purchase common stock to a consultant in exchange for research and development services. The options entitle the holder to purchase 10,000 shares at a price of $.055 per share. The options are exercisable in one year and expire in five years.
     In May 2005 the Company granted options to purchase common stock to a consultant in exchange for consulting services. The options entitle the holder to purchase 10,000 shares at an exercise price of $1.00 per share. The market price on the date of grant was $0.45. The options were immediately exercisable and expire in five years.
     In March 2005 the Company modified the terms of certain options originally issued in 2003 to a marketing firm which provided marketing related services to the Company. The options originally entitled the holder to purchase 27,500 shares of the common stock at an exercise price of $1.00 per share. As a result of the modification, the exercise price was reduced from $1.00 per share to $0.55 per share.
     In February 2005, the Company granted certain employees options to purchase 216,500 shares of common stock at an exercise price of $0.57 per share, which was equal to the market price of the common stock as of the date of the grants. The options will become exercisable over a period of three years and expire in five years.
     In January 2005, the Company issued 50,000 shares of common stock to settle an existing lawsuit. The market value of the shares on the date of issuance was $37,500.
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
     The following table reflects proforma supplemental financial information related to stock-based employee compensation, as required by SFAS No. 123 and SFAS 148 for the three months ended September 30, 2005 and 2004:

	2005	2004
Net income (loss), as reported	$(116,670)	$69,083
Additional stock-based employee compensation costs that would have been included in the determination of net loss if the fair value method (SFAS No. 123) had been applied to all awards	(42,329)	(94,255)

Pro forma net loss, as if the fair value method had been applied to all awards	$(158,999)	$(25,172)

Net loss per common share, as reported
-basic	$(0.01)	$0.01

-diluted	$(0.01)	$0.00

Pro forma net loss per common share, as if the fair value method had been applied to all awards
-basic	$(0.01)	$0.00

-diluted	$(0.01)	$0.00

The following table reflects proforma supplemental financial information related to stock-based employee compensation, as required by SFAS No. 123 and SFAS 148 for the nine months ended September 30, 2005 and 2004:

	2005	2004
Net loss, as reported	$(1,740,142)	$(1,408,853)
Additional stock-based employee compensation costs that would have been included in the determination of net loss if the fair value method (SFAS No. 123) had been applied to all awards	(124,726)	(405,718)

Pro forma net loss, as if the fair value method had been applied to all awards	$(1,864,868)	$(1,814,571)

Net loss per common share, as reported
-basic	$(0.12)	$(0.11)

-diluted	$(0.12)	$(0.11)

Pro forma net loss per common share, as if the fair value method had been applied to all awards
-basic	$(0.13)	$(0.14)

-diluted	$(0.13)	$(0.14)

Note 4: Related Party Information
     A director of the Company is the principal owner of a law firm that provided legal services to the Company in 2004. The fees for these services were approximately $0 and $6,000 for the three and nine months ended September 30, 2004, respectively. At September 30, 2005, the Company owed this firm approximately $133,000 for accrued legal fees.
     The Company leases its current facility from an entity controlled by two of the Company’s officers. Rental expense for this facility was approximately $19,000 for each of the three months ended September 30, 2005 and 2004, and $58,000 for each of the nine months ended September 30 2005 and 2004. As of September 30, 2005, the Company owed this entity approximately $15,000 for accrued rent.
     Prior to June 2004, the Company rented a condominium, on a month to month basis, from an officer and director for the amount of $1,250 per month. The Company utilized the condominium for corporate housing. Total rental expense for the condominium for the three and nine months ended September 30, 2004 was $0 and $6,250, respectively.
Note 5: Contingencies
     The Company is party to several legal proceedings as more fully discussed in the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004. In addition, the Company may be subject to potential liability with respect to the matter described below.
     In 2003, the Company issued 10,768,490 shares of common stock, 858,170 shares of Series A preferred stock, 1,500,000 shares of Series B preferred stock, and 1,218,711 shares of Series C preferred stock in connection with the acquisition by merger of the Company’s predecessor. The Company has been unable to obtain documentation which conclusively establishes that the issuance of these shares was exempt from registration under the Securities Act of 1933. Because this documentation is not available, it is possible that the Company’s issuance of shares in connection with the merger may not have been in compliance with the registration provisions of the federal and state securities laws. As a result, the Company could be exposed to claims for rescission by shareholders who received shares in the merger. Although the Company would vigorously defend against any such actions, litigation may be costly and there is no assurance of the outcome. If the Company were not successful in the defense of these claims, the cost of repurchasing the shares could be material.

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
Overview
     SinoFresh HealthCare, Inc. (referred to herein as “SinoFresh”, “Company”, “we”, “our” or “us”) is a pharmaceutical company engaged in the research, development and marketing of novel therapies to treat diseases and other conditions of the upper respiratory system. In 2004, all of our revenues were derived from the sale of our SinoFresh™ Nasal Mist (formerly, SinoFresh™ Nasal & Sinus Care) product in the United States. In July 2005, we began shipments of our newest product, SinoFresh™ Daily Throat Spray, through our existing distribution network.
     The principal outlets for our products are national drug and food retailers, including Wal-Mart, CVS, Osco Drug, Publix Super Markets, Rite Aid, Sav-on Drugs and Walgreens. We are seeking to expand our retail distribution network to include the additional stores of the national drug and food retailers we are currently supplying, other national drug and food retailers and a significant number of independent pharmacies. We are seeking to establish relationships with this last group through third party brokers.

     In March 2003, the Company filed a petition with the U.S. Food and Drug Administration (FDA) with respect to the Company’s SinoFresh™ Nasal & Sinus Care. As a result of this filing, the Company was authorized to market the product under the FDA’s oral monograph system that is applicable to certain over-the-counter (OTC) drugs.
     Under the FDA’s monograph system, the FDA reviews data on classes of OTC drugs and issues final rules in the form of monographs that set out the classes and conditions under which an OTC drug may be marketed, without the necessity of FDA pre-approval. The Company’s petition requested the FDA to reopen the tentative monograph for OTC oral antiseptic health care products to allow for submission of additional data that, if accepted and incorporated by the FDA into a final regulation, would have allowed an OTC drug to:
     be administered nasally,
contain the common antiseptic ingredient cetylpyridinium chloride (CPC) in certain concentrations, and make claims that the drug was an “antiseptic.”
     After submitting its petition to the FDA, the Company proceeded to market its SinoFresh™ Nasal & Sinus Care product as an OTC oral antiseptic drug product (in addition to emphasizing the product’s cosmetic, cleansing and refreshing benefits).
     In April 2005, the FDA issued a letter to the Company denying the Company’s petition and concluding that it would not include a CPC-containing nasal spray in the agency’s pending rulemaking for OTC oral antiseptic health care products. As a result, the Company can no longer make claims in its marketing materials or labeling that its nasal spray is an OTC oral antiseptic that reduces bacteria and mold in the sinus cavity. The Company must also reduce the level of the main antiseptic ingredient below the commonly accepted drug level.
     In response to the FDA’s actions, the Company is revising its marketing materials and labeling and will be marketing its nasal spray only as a health and beauty aid, focusing on the product’s cosmetic, cleansing and refreshing benefits. The Company has also reformulated the product by lowering the concentration of the main antiseptic ingredient below the commonly accepted drug level. Finally, the Company has changed the name of the product to SinoFresh™ Nasal Mist.
     The Company believes that the changes in formulation, marketing materials and labeling of the Company’s nasal spray product will not adversely affect the Company’s ability to produce and deliver this product to our customers. The Company also believes that these changes will not adversely affect the demand for this product. The Company has periodically conducted marketing studies (e.g., focus groups), and based on those findings, the Company has concluded that consumers purchasing the Company’s nasal spray were not purchasing the product based on oral antiseptic claims, nor were they particularly aware of these claims. Instead, the consumers appeared to focus on the product’s cosmetic, cleansing and refreshing benefits. None of these characteristics will be materially affected by the changes to the product and its packaging.

     After evaluating the Company’s options for the marketing of its nasal spray, management has elected to emphasize the nasal spray’s many non-therapeutic cleansing and moisturizing benefits. However, this decision does not impact the Company’s plans to market its other drug products under FDA requirements applicable to OTC drugs. Additionally, the Company is continuing the New Drug Application (NDA) process for a therapeutic nasal spray based upon SinoFresh TM Nasal & Sinus Care. The Company is requesting the FDA to approve this nasal spray for treatment of and/or reduction in the symptoms of certain diseases. The Company recently held its initial meeting with the FDA to discuss an Investigational New Drug Application for the nasal spray. Based on this initial meeting, the Company is in the process of documenting its understanding of the required protocol. It will then seek FDA approval of this protocol prior to initiating clinical work. Assuming that the safety and efficacy of the nasal spray are demonstrated in these clinical studies, the Company would seek FDA approval of the nasal spray under an NDA. The Company anticipates that conducting the clinical trials and obtaining FDA approval for the nasal spray will require substantial resources (including additional capital) and may take several years. There is no assurance that FDA will approve an NDA for the Company’s therapeutic nasal spray or that the Company can obtain sufficient funding to underwrite the cost of obtaining FDA approval.
     In December 2004, we received $1,830,000 through the sale of two-year 6% senior secured convertible debentures and warrants to purchase 1,983,645 shares of our common stock (including warrants to our placement agent). We utilized most of the net proceeds to support our marketing and media plan for the first half of 2005. The plan featured entertainer Ed McMahon, himself a longtime sinus sufferer, in a variety of promotional vehicles including national cable television commercials, radio and print advertising, and personal appearances at healthcare industry events. These marketing efforts commenced during the middle of the first quarter of 2005.
     In April 2005, we reached an agreement to broaden our research collaboration with the Lovelace Respiratory Research Institute (LRRI). Under this agreement, LRRI has agreed to conduct mammalian-based studies of the anti-infective properties of our therapeutic nasal spray. The new agreement was prompted by preliminary in vitro study results demonstrating strong evidence that this product can reduce the infectivity of common respiratory viruses including adenovirus and respiratory syncytial virus (RSV). Our original collaboration with LRRI, initiated in May 2004 was designed to assess the virucidal properties of our therapeutic nasal spray. Viruses are widely recognized as the most frequent cause of acute respiratory infections and are a leading cause of child mortality worldwide.
     The Company currently outsources the manufacturing of its products to an FDA approved contract-manufacturing facility.
     Our shares are traded on the Over-the-Counter-Bulletin Board under the symbol “SFSH.OB.”
Results of Operations
     Revenues decreased $191,805, from $1,170,425 to $978,620 for the three months ended September 30, 2004 and 2005, respectively. The decrease is due to the relatively high level of revenues in the third quarter of 2004 attributable to significant orders from one retailer in advance of a special marketing program. This program did not take place in 2005. The decrease in revenues in the third quarter of 2005 was partially offset by revenues received from the initial shipments of our throat spray which began in July 2005.
     Revenues were down $986,407, from $3,285,857 to $2,299,450 for the nine months ended September 30, 2004 and 2005, respectively. There were several reasons for the overall decrease. First, the cough and cold season in early 2005 was very mild compared to 2004; second, the Company expended substantial amounts on advertising in the fourth quarter of 2003 and throughout the first half of 2004 which significantly increased revenues for the first nine months of 2004. In contrast, advertising in the fourth quarter of 2004 and first quarter of 2005 was significantly less due to cash constraints. Finally, revenues for 2004 were substantially increased due to the recognition of approximately $800,000 in pay-to-scan type sales. Shipments for these products took place primarily in the last quarter of 2003, but the sales recognition process was not completed until 2004. We are no longer subject to these contingent sales arrangements. These factors were partially offset by more widespread distribution of our nasal spray and the commencement of shipments of our throat spray in July 2005.
     Gross profit for the three months ended September 30, 2005 was $661,175 (or 68%), compared to $844,774 (72%) for the three months ended September 30, 2004. The decrease in the gross margin is primarily due to higher co-op charges incurred in the third quarter of 2005. Co-op charges which reduce our revenues, arise from marketing programs implemented from time to time by large national retailers. In 2005 many of the planned programs were scheduled for the second half of the year as opposed to being more evenly disbursed as in 2004. Gross profit for the nine months ended September 30, 2005 was $1,607,212 (or 70%), compared to $2,469,847 (75%) for the nine months ended September 30, 2004. The decrease in the gross margin is primarily due to higher returns of damaged products from certain retailers.
     Salaries and other compensation expenses decreased $51,400 from $301,005 to $249,605 for the three months ended September 30, 2004 and 2005, respectively and decreased $158,537 from $921,442 to $762,905 for the nine months ended September 30, 2004 and 2005, respectively. These decreases were a result of specific reductions in personnel occurring in the latter part of 2004 through the first half of 2005. The Company made these reductions in order to streamline its organization and to reduce administrative costs.
     Professional fees decreased $259,569, from $186,294 to $(73,275) for the three months ended September 30, 2004 and 2005, respectively and decreased $617,350 from $1,027,617 to $410,267 for the nine months ended September 30, 2004 and 2005, respectively. The principal reason for this decrease was the reversal of $183,000 in accrued consulting fees which had been subject to litigation. The Company eliminated this accrual in the third quarter of 2005, after the claims of the consultant were dismissed. See “Item 4 – Legal Proceedings.” The decreases were also due to the termination of certain consulting arrangements (which occurred in the later part of 2004), and lower level of legal fees (due to the substantial resolutions of certain legal proceedings during 2005). The decreases were offset by higher accounting fees arising from the termination of the Company’s former accountants in the first quarter of 2004, and the engagement of new accountants.

     Other general and administrative expenses decreased $9,245 from $122,746 to $113,501 for the three months ended September 30, 2004 and 2005, respectively and decreased $62,146, from $413,199 to $351,053 for the nine months ended September 30, 2004 and 2005, respectively. The decreases were primarily due to the Company’s efforts to streamline its organization and to reduce administrative costs.
     Marketing and advertising expenses were $93,268 and $93,903 for the three months ended September 30, 2004 and 2005, respectively, and decreased $129,067, from $1,066,883 to $937,816 for the nine months ended September 30, 2004 and 2005, respectively. The Company conducted an extensive marketing campaign during the first half of 2004 and again in the second quarter of 2005. Since June 30, 2005, the Company’s marketing and advertising activities have been curtailed due to the lack of working capital.
     Research and development expenses increased $120,387 from $15,496 to $135,883 for the three months ended September 30, 2004 and 2005, respectively. This increase is a result of costs associated with the Company’s new throat spray as well as specific anti-viral studies that were conducted by the LoveLace Respiratory Research Institute on our therapeutic nasal product. The results of these studies will not be known until late 2005. Costs incurred for these studies were approximately $75,000 for third quarter of 2005. Research and development expenses decreased $100,204, from $279,744 to $179,540 for the nine months ended September 30, 2004 and 2005, respectively. Although the Company increased its research and development activities in the third quarter of 2005, the Company’s research and development activities for the first nine months of 2005 have been limited due to the lack of financial resources.
     Depreciation and amortization totaled $65,448 for the three months ended September 30, 2004 and 2005, respectively and were $196,250 and $196,344 for the nine months ended September 30, 2004 and 2005, respectively. These expenses principally consist of amortization of patent costs.
     Total other income was $8,566 for the three months ended September 30, 2004 compared to other expense of $192,780 for the three months ended September 30, 2005. Total other income was $26,435 for the nine months ended September 30, 2004 compared to other expense of $509,429 for the nine months ended September 30, 2005. The increase in other expense in 2005 is principally due to interest and amortized debt issuance costs associated with the debentures issued by the Company in the fourth quarter of 2004. Other income for the nine months ended September 30, 2004 reflects the sale of certain assets offset by interest expense associated with capital leases and notes payable.
     As a result of the factors discussed above, we had a net loss of $116,670 ($0.01 per share) compared to net income of $69,083 ($0.01 per share) for the three months ended September 30, 2005 and 2004, respectively and had net losses of $1,740,142 ($0.12 per share) and $1,408,853 ($0.11 per share) for the nine months ended September 30, 2005 and 2004, respectively.
     As of September 30, 2005, we had total assets of $5.8 million, liabilities of $3.7 million and stockholders’ equity of $2.2 million. Our working capital deficit was approximately $1.5 million as of September 30, 2005.

Inflation and Currency Fluctuation
     Inflation and currency fluctuations have not previously had a material impact upon our results of operations and are not expected to have a material impact in the near future.
Cash and Sources of Liquidity
     In December 2004, we received $1,830,000 from the issuance of senior secured 6% convertible debentures which have a maturity date of December 5, 2006. The debentures are convertible at the option of the holders into 3,327,273 shares of common stock at a conversion price of $0.55 per share. The debentures contain anti-dilution provisions under which the number of shares issuable upon conversion of the debentures and the conversion price will be adjusted upon the sale by us of common stock or securities convertible into common stock at prices below the then existing conversion price of the debentures, the occurrence of stock splits, stock distributions, and other corporate events. We may, at our option, require the conversion of all of the debentures into shares of common stock provided that the market price of our common stock exceeds 300% of the conversion price of the debentures then in effect for at least 20 consecutive trading days. During the first nine months of 2005, the holders of debentures with a principal balance of $100,000 converted these debentures into 181,816 shares of common stock.
     During the first nine months of 2005, the Company’s cash and cash equivalents decreased from approximately $1,332,000 at December 31, 2004 to approximately $112,000 at September 30, 2005. This decrease was primarily due to the Company’s net loss of $1,740,000 during this period.
     On September 30, 2005, the Company had current assets of approximately $755,000 (including cash and cash equivalents of approximately $112,000) and current liabilities of approximately $2,224,000. As a result, the Company’s current liquidity is extremely limited and the Company will require a significant amount of additional working capital in order to meet its current working capital requirements and implement its business plan. In order to address these issues, the Company is seeking to raise additional working capital through the issuance of debt and equity securities. Although the Company believes that it will be able to obtain additional working capital, there can be no assurance that the Company’s efforts will be successful.
Item 3. Controls and Procedures
     The Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this quarterly report. Based upon the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2005.
     During the quarterly period covered by this report, there were no changes in the Company’s internal controls over financial reporting that materially affected, or are reasonable likely to materially affect, the Company’s internal controls over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
Hawkins et al. v. Charles Fust et al.
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
     On May 12, 2005, the Company’s corporate counsel resigned from its duties (the Company has since engaged the firm of Shutts & Bowen LLP as it general and securities counsel). A motion for dismissal with prejudice on all counts against the company and its current and former officers was filed in June 2005. In August 2005, the Court ruled in favor of the dismissal on all counts against the Company and its current and former officers, with most claims dismissed without prejudice. The claims against the Company’s former legal counsel however were not dismissed. The Company is currently evaluating its options with respect to possible damages incurred as a result of the allegations against its former legal counsel.
Sargon Capital, Inc., and Andrew M. Badolato vs SinoFresh HealthCare, Inc., Charles A. Fust and John Hallman
     In March 2004, SinoFresh declared null and void two contracts entered into with Sargon Capital, Inc. These contracts consisted of an Investment Banking Services Agreement dated October 24, 2002, and a Financial Consulting Services Agreement originally dated in November 2002. The consulting agreement required the Company to make monthly payments of $8,000 during the term of the agreement, or $96,000 in each of 2003 and 2004, and $80,000 in 2005. The consulting agreement was revised in September 2003 to extend the term until September 2006 and to increase compensation to include 0.5% of gross revenue and 0.6% of net income before taxes, interest and amortization.
     In April 2004, Sargon and Badolato filed a complaint against the Company, Mr. Fust and Mr. Hallman in the Circuit Court in Sarasota County, Florida. The complaint alleges that the Company breached the consulting agreement by failing to pay $173,000 in fees to Sargon. The complaint also alleges defamation of the principal of Sargon and a civil conspiracy to prevent Sargon from doing business in the State of Florida.
     The complaint was dismissed on June 13, 2005, and an amended complaint was filed on June 24, 2005. On August 4, 2005 and August 5, 2005 all defendants filed motions to dismiss the amended complaint. On August 30, 2005, the Court dismissed the amended complaint without prejudice.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     In August 2005, the Company issued common stock purchase warrants to a consulting group in exchange for business development services. The warrants entitle the holder to acquire 12,000 shares at an exercise price of $0.55 per share. The warrants were exercisable immediately and expire in August 2010. The Company issued the warrants in reliance upon Section 4(2) of the Securities Act of 1933, as amended.
     In August 2005, the Company issued a consultant options to purchase common stock in exchange for research and development services. The options entitle the holder to purchase 10,000 shares at an exercise price of $0.55 per share. The options are exercisable in one year and expire in five years. The Company granted the options in reliance upon Section 4(2) of the Securities Act of 1933, as amended.
Item 6. Exhibits.

Exhibit
Number	Description
4.1	Warrant Agreement dated August 26, 2005 between CAM-Global and the Company

4.2	Option Agreement dated August 30, 2005 between the Company and Cynthia Dunn

31.1	Certifications of CEO pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certifications of CFO pursuant to Section 302 of the Sarbanes-Oxley Act

32	Certifications of CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act

SIGNATURES
     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SINOFRESH HEALTHCARE, INC.

November 14, 2005	By:	/s/ Charles A. Fust

Charles A. Fust, Chairman of the Board and Chief
Executive Officer (principal executive officer)

November 14, 2005	By	/s/ Scott M. Klein

Scott M. Klein, Chief Financial Officer
(principal accounting officer)