Form 10KSB
period 2005-12-31
SINOFRESH HEALTHCARE INC
filed 2006-03-31
CIK 1171596

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-KSB

Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
for the fiscal year ended December 31, 2005

0-49764
(Commission File No.)

SINOFRESH HEALTHCARE, INC.
(Name of Small Business Issuer in Its Charter)

FLORIDA (State or other jurisdiction of incorporation or organization)	65 - 1082270 (I.R.S. Employer Identification No.)

516 PAUL MORRIS DRIVE ENGLEWOOD, FLORIDA (Address of principal executive offices)	34223 (Zip Code)

Issuer's Telephone Number, including area code: (941) 681-3100
Securities registered under Section 12(b)
of the Securities Exchange Act of 1934:
NONE

Securities registered under Section 12(g)
of the Securities Exchange Act of 1934:
COMMON STOCK, NO PAR VALUE

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x]  No [ ]

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  [ ]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b2 of the Exchange Act). Yes [ ]  No [ ]

Issuer's revenues for its most recent fiscal year were $2,939,189.

The aggregate market value of the common stock held by non-affiliates computed by reference to the last sale price of such stock as of February 27, 2006 was approximately $2,496,000.

As of February 27, 2006, there were 15,175,229 shares of the issuer's common stock outstanding.

Table of Contents

PART I
ITEM 1. DESCRIPTION OF BUSINESS
ITEM 2. DESCRIPTION OF PROPERTY
ITEM 3.  LEGAL PROCEEDINGS
ITEM 4. SUBMISSION OF MATTERS TO A VOTE BY SECURITY HOLDERS

 PART II
ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 7. FINANCIAL STATEMENTS
ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
ITEM 8A. CONTROLS AND PROCEDURES
ITEM 8B.  OTHER INFORMATION

PART III
ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS
ITEM 10. EXECUTIVE COMPENSATION
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Unless otherwise indicated in this Form 10-KSB, "SinoFresh," the "Company" and similar terms refer to SinoFresh HealthCare, Inc. and its subsidiary. "SinoFresh™" is a registered trademark of SinoFresh HealthCare, Inc., and the SinoFresh name and logo are trademarks of the Company.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This annual report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. When used in this annual report, the words "may," "will," "expect," "anticipate," "continue," "estimate," "project" or "intend" and similar expressions identify forward-looking statements regarding events, conditions and financial trends in connection with the Company's future plan of operations, business strategy, operating results and financial position. Discussions containing such forward-looking statements may be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Business" and elsewhere in this report. Current shareholders and prospective investors are cautioned that any forward-looking statements are not guarantees of future performance. Such forward-looking statements by their nature involve substantial risks and uncertainties, certain of which are beyond the Company's control, and actual results for future periods could differ materially from those discussed in this annual report, depending on a variety of important factors, among which are the Company's ability to implement its business strategy, its ability to compete with major established companies, the outcome of litigation, its ability to attract and retain qualified personnel, its ability to obtain financing, its ability to continue as a going concern, and other risks some of which are described under "Risk Factors" and elsewhere in this report and which may also be described from time to time in future filings with the Securities and Exchange Commission. Forward-looking statements contained in this report speak only as of the date of this report. Future events and actual results could differ materially from the forward-looking statements. You should read this report completely and with the understanding that actual future results may be materially different from what the Company expects. The Company will not update forward-looking statements even though its situation may change in the future.

PART I
ITEM 1.  DESCRIPTION OF BUSINESS

Company History

Our predecessor, SinoFresh HealthCare, Inc., a Delaware corporation ("SinoFresh-Delaware"), was formed on October 15, 2002. It acquired certain assets of SinoFresh Laboratories, Inc., an Alabama corporation, effective November 15, 2002. In September 2003, we acquired SinoFresh-Delaware by merger of SinoFresh-Delaware into our wholly-owned subsidiary, SinoFresh Acquisition Corp., a Florida corporation, which is now our operating subsidiary bearing the name SinoFresh Corporation.

Prior to our acquisition of SinoFresh-Delaware, we operated as e-Book Network, Inc. and sold books over the Internet. e-Book was originally a division of e-Miracle, Inc. which was incorporated in July 1999 and was an online service provider and Internet shopping mall developer. Due to under-capitalization and credit problems, e-Miracle filed a Chapter 11 Bankruptcy proceeding in the United States Bankruptcy Court. We were a division of e-Miracle when e-Miracle filed bankruptcy. Subsequently we incorporated as a Florida corporation in accordance with the Chapter 11 Plan of Reorganization of e-Miracle.

The Company's corporate headquarters are located at 516 Paul Morris Drive, Englewood, Florida 34223. Our website address is http://www.sinofresh.com.

The Company and its Business

OVERVIEW

We are a pharmaceutical company engaged in the research, development and marketing of novel therapies to treat inflammatory and infectious diseases and disorders of the upper respiratory system. Our principal product is SinoFresh™ Nasal Mist, which we market through national drug and food chain stores, mainly Wal-Mart, CVS, Osco Drug, Publix Super Markets, Rite Aid, Sav-on Drugs, Duane Reade and Walgreens. We are seeking to expand our retail distribution network to include the remainder of the chain stores we are already servicing, other national food and drug chain stores and independent pharmacies. In July 2005, we began selling our newest product, SinoFresh™ Daily Throat Spray, through our existing distribution network.

Charles Fust, the inventor of the SinoFresh™ products, transferred to the Company his three U.S. patents issued by the U.S. Patent & Trademark Office for the Company's proprietary composition for freshening the nostrils and sinus cavities. He has also transferred to the Company various foreign patents and patent applications relating to that proprietary composition. The Company also has a patent pending on a new proprietary over-the-counter (OTC) product for the treatment of otitis. Currently, the Company has under development several promising new products for upper respiratory disorders and related diseases.

Prior to June, 2005, the Company's principal product was SinoFresh™ Nasal & Sinus Care, which was marketed under the oral monograph system of the U.S. Food and Drug Administration (FDA) applicable to certain over-the-counter (OTC) drugs. In a series of rulemakings begun in 1972, the FDA reviews data on classes of OTC drugs and issues final rules in the form of monographs that set out the classes and conditions under which an OTC drug may be marketed, without the necessity of FDA pre-approval. In March 2003, the Company filed a petition requesting the FDA to reopen the tentative monograph for OTC oral antiseptic health care products to allow for submission of additional data that, if accepted and incorporated into a final regulation by the FDA, would have allowed an OTC drug to be administered nasally, contain the common antiseptic ingredient cetylpyridinium chloride (CPC) in certain concentrations, and make claims that the drug was an "antiseptic." Having petitioned for inclusion in the pending oral antiseptic health care monograph, and based upon its understanding of FDA policies governing OTC drugs subject to rulemakings that are not final, the Company proceeded to market its SinoFresh™ Nasal & Sinus Care product as an OTC oral antiseptic drug product (in addition to emphasizing the product's cosmetic, cleansing and refreshing benefits).

On April 21, 2005, the FDA issued a letter to the Company denying the Company's petition and concluding that it would not include a CPC-containing nasal spray in the agency's pending rulemaking for OTC oral antiseptic health care products. As a result of this action, the Company can no longer make claims in its marketing materials or labeling that its nasal spray is an OTC oral antiseptic that reduces bacteria and mold in the sinus cavity. The Company has revised its marketing materials and labeling and is marketing its nasal spray only as a health and beauty aid, focusing on the product's cosmetic, cleansing and refreshing benefits. The new product has been reformulated by lowering the concentration of the main antiseptic ingredient below the commonly accepted drug level. Accordingly, we have changed the name of this product to SinoFresh™ Nasal Mist.

The Company is currently marketing its nasal spray as a health and beauty aid product, emphasizing the nasal spray's many non-therapeutic cleansing and moisturizing benefits. The Company is also considering changes to the ingredients, packaging and marketing of its nasal spray in order to better position the product in the market place.

The Company is also continuing the New Drug Application (NDA) process for a therapeutic nasal spray, requesting the FDA to approve a nasal spray indicated for treatment of and/or reduction in the symptoms of certain diseases. In August 2005, the Company held a meeting with the FDA to discuss an Investigational New Drug Application (INDA) for a nasal spray - a prerequisite to the conduct of the clinical investigations necessary to support a NDA. Assuming that the safety and efficacy of the nasal spray is demonstrated in these clinical studies, the Company will seek FDA approval of the nasal spray under an NDA. Conducting the clinical trials and obtaining FDA approval for any pharmaceutical product requires substantial resources (including a substantial amount of additional capital) and may take several years. There is no assurance that FDA will approve an NDA for the Company's therapeutic nasal spray or any other Company product or that the Company can obtain sufficient funding to underwrite the cost of obtaining FDA approval.

In April 2005 we entered into an agreement with the Lovelace Respiratory Research Institute (LRRI) to conduct mammalian-based studies of the anti-infective properties of SinoFresh™ Nasal & Sinus Care. The results of these studies were very encouraging and will lead into more advanced studies as funding becomes available to the Company. The new agreement was prompted by preliminary in-vitro study results demonstrating strong evidence that this product can reduce the infectivity of common respiratory viruses including adenovirus and respiratory syncytial virus (RSV). Our original collaboration with LRRI, initiated in May of 2004, was designed to assess the virucidal properties of SinoFresh™. Viruses are widely recognized as the most frequent cause of acute respiratory infections and are a leading cause of child mortality worldwide.

PRODUCTS

Non-Ethical Pharmaceutical Products

SinoFresh™ Nasal Mist is the Company’s principal product. This product is a nasal spray formulated to kill mold, bacteria and certain viruses that reside in the nose and sinus passages, and to remove dust, pollen and other irritants. It is currently classified as a health and beauty aid. The key ingredient is cetylpyridinium chloride (CPC), a surface-active antiseptic. CPC is a common ingredient in over-the-counter oral hygiene products and has a safety and efficacy history of over 50 years. SinoFresh™ Nasal Mist generally retails between $13.49 and $15.99 before rebates for a 1-fluid ounce bottle (approximately a 30-day supply).

SinoFresh™ Daily Throat Spray is an over-the-counter antiseptic product formulated to kill bacteria and other pathogens colonizing in the mouth and back of the throat. This formulation also includes CPC. Daily use is encouraged in order to eliminate pathogens that can lead to infection and illness and prevent them from re-colonizing in the throat. The product may also be used at the first sign of a sore throat in order to thwart further spread of an infection. Like our nasal spray, Daily Throat Spray is recommended especially for people who are frequently in crowded, poorly ventilated environments such as airplanes, schools and offices where airborne organisms easily spread from one person to another. The Daily Throat Spray formula is augmented with xylitol, a natural antibacterial ingredient, and mint flavors that cool and freshen the breath while it protects the oral-throat cavity. SinoFresh™ Daily Throat Spray comes in a 2-fluid ounce bottle. When used twice daily as directed, one bottle lasts approximately 3-4 weeks. The suggested retail price per bottle is $9.99.

Ethical Pharmaceutical Products

The Company is currently in development with a nasal spray product (preliminarily called "Rhinox") for the treatment of chronic rhinosinusitis ("CRS"). The Company is seeking funding in order to continue with clinical studies. Assuming the efficacy of the Company's clinical studies, management would seek FDA approval of the new product as an NDA. The Company may develop new drugs in the prescription drug category. Obtaining FDA regulatory approval for these pharmaceutical products will require substantial resources and may take several years. The length of this process will depend upon the method of administration, pharmaceutical complexity, novelty of the product, the nature of the disease or ailment, and the indications to be treated. If the Company is not granted regulatory approval for these new products in a timely manner, or if the patents sought are not granted, or if the patents granted are subsequently challenged, these events could have a material effect on the business and financial conditions of the Company.

RESEARCH AND DEVELOPMENT

Research and development activities are identified and planned by in-house staff members. Because of limited personnel and facility resources, the Company relies primarily on external sources for conducting its research and development activities. Research and development costs for the years ended December 31, 2005 and 2004 were approximately $181,000 and $236,000, respectively. The Company has a pipeline of several new products based on its current product platform. Assuming that the Company can obtain sufficient financing or other support, the Company plans to establish the protocols and file an INDA with the FDA geared toward the use of antiseptic therapies in the upper respiratory system and to undertake the clinical studies necessary for the FDA approval of a nasal spray product for the prescription drug market. Additionally, extensive clinical and developmental testing is anticipated in connection with the Company's development of other new ethical drug products related to the treatment of various upper respiratory disorders and related diseases. Many of these new products are expected to lead to applications for new patents in the United States as well as abroad. The Company is pursuing partnering and collaborative arrangements with several additional prominent organizations. These such arrangements are being sought in order to further enhance the Company's research and development activity.

REGULATORY MATTERS

The Company's business is subject to federal and state laws and regulations adopted for the health and safety of consumers and users of its products. The Company's SinoFresh™ Nasal Mist and SinoFresh™ Daily Throat Spray products are subject to regulation by various federal, state and foreign agencies, and the Company is subject to regulatory and legislative changes that can affect the economics of both the Company and the industry by requiring changes in operating practices and protocols or by influencing the demand for, and the costs of, production and distribution of SinoFresh™ products. Management believes that the Company is in compliance with all applicable laws, regulations and standards currently in effect, including the Food, Drug and Cosmetics Act of 1938 and amendments thereto. Although it is possible that the future results of operations could be affected by the future costs of compliance, the Company's management believes that future costs of compliance will not have a material adverse effect on either the Company's financial position or competitive position.

The costs and length of time required to develop and obtain regulatory (and patent) approval for future products and extensions of current products are subject to several uncertainties and risks, among them, legal, administrative and regulatory risks, inflation, market conditions, consumer demand, and the Company's ability to protect its patents against infringement and its products against duplication by others.

FDA CLASSIFICATION OF DRUG PRODUCTS

Products that are labeled and marketed as drug products are approved and regulated by the FDA. Implied in this registration is the adherence to very strict quality standards known as current Good Manufacturing Practices, which govern the manufacture of these products.

Entry into this category of drugs is usually accomplished by one of two routes. The first and least burdensome process is through the OTC drug monograph system, which is based on a pharmacology/physiology category. This allows the Company to make only claims related to the pharmacology of the active ingredients. Currently, SinoFresh™ Daily Throat Spray is encompassed in the monograph system which provides regulatory cover for marketing the product.

The next and more arduous process is the NDA system, which is based on the treatment/prevention of a disease or condition. This allows the Company to make treatment or prevention claims related to a disease or condition. Also required for this process is the successful completion of two controlled clinical studies.

PATENTS AND TRADEMARKS

The Company currently owns three U.S. patents under which it has the exclusive right to manufacture, market and distribute in the United States a proprietary composition for freshening the nostrils and sinus cavities. United States Patent No. 5,785,988 (issued July 28, 1998) pertains to a composition for freshening the nostrils and sinus cavities; Patent No. 6,083,525 (issued July 4, 2000) pertains to a composition for freshening sinus cavities and includes a carrier for a masking agent that conceals and eliminates odors emanating from the sinus cavities, and also includes an anti-septic or anti-infective constituent; and Patent No. 6,344,210 (issued February 5, 2002) is a continuation-in-part patent related to the freshening of the sinus cavities. All three patents were issued to Charles Fust, the principal of SinoFresh Laboratories, Inc., who subsequently assigned them to the Company. All of the assignments have been recorded and filed with the United States Patent and Trademark Office.

The Company has patents or patent applications pending for the Company's proprietary composition in Canada and various other foreign countries located in Europe, Eastern Europe, Asia, Latin America and the Middle East. The strength of the Company's patent position is important to the long-term success of the Company. There can be no assurance that these patents and the patent applications made in the United States and abroad will effectively protect the Company's products from infringement or from duplication by others.

The Company currently has trademark rights and/or trademark registrations on the "SINO-FRESH" and "SinoFresh" names in the United States and several foreign countries. The Company is currently in the process of registering these trademarks in 61countries that are parties to the Madrid Protocol.

PRODUCT DISTRIBUTION AND CUSTOMERS

The Company's products are marketed and sold through various brokers, distributors and independent sales representatives. The Company pays commissions based on sales volumes.

The Company's products are retailed through numerous food and chain drug stores throughout the United States, including Wal-Mart, CVS, Osco Drug, Publix Super Markets, Rite Aid, Sav-on Drugs, Duane Reade and Walgreens. The Company plans to continue expanding its retail distribution network to other food and drug chain stores and independent pharmacies as well as the chain stores the Company is currently servicing. In addition, the Company is exploring the possibilities of developing alliances with other entities for the purpose of manufacturing, distributing, marketing and regulatory compliance of its products in certain foreign countries.

The Company's primary customers in 2005 were Wal-Mart, Walgreens, CVS, and Rite Aid which accounted for more than 72% of the Company's annual gross sales volume in 2005. The Company had four customers that accounted for over 92% of net accounts receivable at December 31, 2005. The loss of any one of these customers could adversely impact the Company's revenue.

COMPETITION

There are a variety of competitors in both the OTC and Rx marketplace for SinoFresh™ Nasal Mist and Daily Throat Sprays. Generally, our competitors can be segmented into three types:
• large, well-resourced pharmaceutical companies with established prescription brands such as GlaxoSmithkline (Flonase) and Pfizer (Zithromax);
• small to mid-size companies with an OTC focus such as Matrixx Initiatives (Zicam brand), BF Ascher (Ayr brand), Prestige Brands (Chloraseptic), and Combe, Inc. (Cepacol brand); and
• large pharmaceutical companies with an OTC focus such as Schering-Plough (Afrin & Claritin), Bristol Myers (4-Way Nasal Spray), and Wyeth (Alavert).

Our nasal spray also competes in the OTC and Rx markets. Competitive therapies for nasal-sinus ailments primarily provide symptomatic relief without addressing underlying causes of the condition. Additionally, nasal-sinus symptoms can have several origins (e.g. bacterial infection, viral infection, allergens, mold, other airborne contaminants) but very similar outward signs which has led to misdiagnosis by the medical community as well as confusion among self-medicating consumers. The result of these dynamics is a variety of nasal therapies competing for both the acute and chronic sinus sufferer. Examples of products in the OTC market that compete with our nasal spray are decongestant nasal sprays (Afrin, Dristan, 4-Way), saline nasal rinses (Ocean, Ayr), homeopathic remedies (Zicam), antihistamines (Claritin, Alavert), and decongestant tablets.

In the Rx market, our nasal spray primarily competes with nasal corticosteroids and antibiotics/antibacterials manufactured and marketed by large pharmaceutical companies. Nasal corticosteroids are formulated to shrink sinus inflammation and include brands such as Flonase, Nasonex, and RhinocortAQ. Antibiotics/antibacterials are intended to eliminate bacterial organisms and include brands such as Zithromax, Augmentin, and Bactroban.

At first glance the competitive landscape appears crowded, in particular for our nasal spray. However, we believe that the versatility of our product should enable us to effectively gain share across many product segments. SinoFresh™ Nasal Mist is an effective nasal cleanser and moisturizer in competition with saline rinses, and rinses away allergens, which can help eliminate the need for antihistamines. SinoFresh also targets the underlying causes of chronic sinus ailments, such as mold, bacteria and viruses. Chronic sufferers are most likely to use OTC products such as decongestant nasal sprays, or to receive prescriptions from their physician for corticosteroids and antibiotics.

EMPLOYEES

As of February 28, 2006, the Company had ten (10) full-time employees. None of the Company's employees are subject to collective bargaining agreements. The Company periodically engages independent contractors to fulfill certain sales, marketing and business development needs.

SUPPLIERS

The Company has qualified two third-party (contract) manufacturers, both of which are FDA approved manufacturing facilities, to manufacture its products. The Company believes that either of these manufacturers is capable of sustaining and providing its production needs.

Raw materials used in the production of the SinoFresh™ Nasal Mist and SinoFresh™ Daily Throat Spray are readily available from numerous sources. Currently, these raw materials are being procured from two main vendors in order to secure purchasing economies of scale. Should any vendor be unable or unwilling to supply the Company's manufacturer with an ingredient, other sources have been identified. However, any situation where the vendor is not able to supply the contract manufacturer with the ingredients may result in a temporary delay in production until replacement supplies are obtained to meet the Company's production requirements.

SALES AND MARKETING

SinoFresh is aided in its sales and marketing efforts through various individual broker arrangements which provide the Company with sales support in retail accounts throughout the United States and Canada. The Company pays these brokers a percentage of net revenue attributable to their sales. Management believes that these arrangements are cost-effective and, as such, saves valuable resources that can otherwise be expended in its marketing and product branding efforts. In September 2005, the Company terminated its existing agreement with its Master Broker. Since that time, the Company has entered into individual brokerage agreements with brokers directly involved with the marketing of the Company's products. The Company believes that the termination of its Master Broker Agreement will result in lower sales and marketing costs because the fees payable to the individual brokers are less than the combined fees paid to the Master Broker.

The Company anticipates that drug stores will continue to provide a significant portion of its revenue from product sales. We are focusing our sales efforts on the large chain drugstore companies. Small local pharmacies are generally serviced through large national independent distributors. There are more than 45,000 pharmacies in the United States of which approximately 25,000 are independent. Large grocery store chains are also targeted as they account for more than 7,000 outlets. The Company estimates that its products are available in more than 20,000 retail outlets.

SinoFresh is currently exploring the possibility of launching the SinoFresh™ brand in markets in Europe, Asia and elsewhere around the world through licensing arrangements with joint ventures or partnerships.

ITEM 2. DESCRIPTION OF PROPERTY

The Company's executive offices are located at 516 Paul Morris Drive, Englewood, Florida 34223. This facility consists of approximately 10,000 square feet of office and warehouse space. The Company leases the facility from an entity owned by Charles Fust, the principal shareholder and an officer and director of the Company. Base lease payments are $5,998 per month, plus sales tax. The lease has a five-year term which expires in April 2008, and may be renewed for two additional terms of five years each. In addition, the Company is responsible for payment of real estate taxes on the property, association maintenance fees and assessments, insurance, and all non-exterior maintenance and repairs on the property. The Company believes that the existing facility is adequate to meet its current and anticipated needs.

ITEM 3.  LEGAL PROCEEDINGS

Hawkins et al. v. Charles Fust et al.

On February 20, 2004, a law suit was filed in the U.S. District Court, Middle District of Florida, Ft. Myers Division, Case No. 04-CV-95-FTM-29 SPC, styled Hawkins, et al. vs. Charles Fust, et al., and an amended complaint was filed on March 3, 2004 which merely changed allegations directed toward the location where the action may be heard and noted that SinoFresh is a Florida corporation. This legal proceeding was moved to the U.S. District Court located in Tampa, Florida. The plaintiffs include Stephen Bannon and David Otto, directors of SinoFresh, as well as other purported shareholders of SinoFresh. The defendants are Charles Fust, Stacey Maloney -Fust, P. Robert DuPont, Russell R. Lee, III (the company's former CFO), and SinoFresh HealthCare, Inc. The complaint asserted claims based on federal securities law violations and breach of fiduciary duty.

In December 2005, the parties to the complaints entered into two settlement agreements resolving all outstanding issues in the litigation. The first settlement agreement was entered into among all of the plaintiffs and defendants and contained the following principal provisions: (i) the forgiveness by the law firm of Greenberg Traurig P.A of all outstanding legal fees owed by the Company to Greenberg Traurig (which fees are estimated to be of approximately $240,000), (ii) the payment of $200,000 by Greenberg Traurig to the Company, (iii) the Company's issuance of 37,500 shares of common stock to certain of the plaintiffs, and (iv) the release of all claims between the parties to the litigation.

The second settlement agreement was entered into between Company and the law firm of David B. Haber, P.A. ("Haber"), the counsel for certain of the plaintiffs. The Haber Settlement Agreement contains the following principal provisions: (i) the payment of $25,000 by the Company to Haber, (ii) the Company's issuance of 120,000 shares of common stock to Haber, (iii) the Company's issuance to Haber of options to purchase 40,000 shares of common stock (which options can be exercised immediately at an exercise price of $0.25 per share), and (iv) the release of claims of the plaintiffs and Haber against the Company for reimbursement of legal fees.

Other Matters

From time to time, the Company is a party to other litigation or proceedings in connection with its business, as either a plaintiff or defendant. There are no such pending legal proceedings to which the Company is a party that, in the opinion of management, is likely to have a material adverse effect on the Company's business, financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE BY SECURITY HOLDERS

Not applicable.

PART II
ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock is traded in the over-the-counter market and is quoted on the OTC Electronic Bulletin Board under the symbol "SFSH.OB." The following table represents the range of the high and the low closing bid prices, as quoted on the OTCBB, for each calendar quarter during the last two fiscal years. These quotations represent prices between dealers, may not include retail mark-ups, markdowns or commissions, and may not necessarily represent actual transactions.

Fiscal Quarter Ended	Low	High
December 31, 2005 September 30, 2005 June 30, 2005 March 31, 2005 December 31, 2004 September 30, 2004	$0.20 $0.13 $0.13 $0.30 $0.55 $0.55	$0.35 $0.54 $0.51 $0.77 $1.00 $1.01
June 30, 2004	$0.85	$1.80
March 31, 2004	$0.78	$2.25

There are approximately 711 shareholders of the Company's common stock as of February 27, 2006.

Dividends and Dividend Policy

The Company has not paid any cash dividends on its common or preferred stock during the last two fiscal years, and it does not anticipate paying any cash dividends in the foreseeable future. The Company currently intends to retain any future earnings for reinvestment in its business. Any future determination to pay cash dividends will be at the discretion of the Board of Directors and will be dependent on the Company's financial condition, results of operations, capital requirements and other relevant factors.

Equity Compensation Plan Information

The following table sets forth information about the Company's equity compensation plans, including the Company's 2002 Stock Option Plan (the Plan) and non-plan equity compensation agreements as of December 31, 2005.

	Number of Securities to		Number of Securities
	be Issued Upon	Weighted-Average	Remaining Available
	Exercise of	Exercise Price of	For Future Issuance
	Outstanding Options,	Outstanding Options,	Under Equity
Plan Category	Warrants and Rights	Warrants and Rights	Compensation Plans
Equity Compensation Plans Approved By Shareholders	1,528,750 (1)	$0.92	1,471,250 (2)

Equity Compensation Plans Not Approved by Shareholders	3,827,771 (3)	$1.51	N/A
Total	5,356,521	$1.35	1,471,250

_____________________
(1) Represents shares subject to outstanding options under the Plan.
(2) Represents shares available for option grants under the Plan.
(3) Represents non-plan options and warrants.

Charles Fust is employed as the Company's Chief Executive Officer under an employment agreement dated December 1, 2002. The employment agreement provides, among other things, that the Company and Mr. Fust enter into a stock option agreement under which he would be provided anti-dilution rights so that Mr. Fust's equity ownership of the Company, on a fully diluted basis, will be no less than 15% so long as the total outstanding shares on a fully diluted basis are less than 100,000,000.

 The Company has an employment agreement with Scott M. Klein, the Chief Financial Officer and Secretary, which provides, among other things, that Mr. Klein will be granted a 5-year option for 50,000 shares on November 1, 2006, at an exercise price that is the closing sale price of the Company's common stock on that date, and will vest ratably over three years commencing on the date of grant.

    Equity Compensation Plans Not Approved by Shareholders

In 2005, a total of 120,000 non-plan options to purchase common shares were granted to three independent consultants with vesting periods ranging from immediate to one year. The options have five-year terms and exercise prices ranging from $0.60 per share to $1.00 per share. In addition, the Company re-priced 27,500 non-plan options originally issued in 2003 to an entity which provided marketing related services to the Company. The original exercise price of the options was $1.00 per share and has now been reduced to $0.55 per share.

The Company issued warrants to two service providers in fiscal 2005 for a total of 112,000 shares of common stock, with exercise price ranging from $0.55 per share to $1.00 per share. The first warrant for 100,000 shares has a term of two years and immediate vesting at an exercise price of $1.00 per share and the other warrant for 12,000 shares has a term of five years and vests immediately at an exercise price of $0.55 per share. Both warrants contain registration rights. In addition, 1,107,025 warrants were either cancelled or expired during 2005.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information and analysis of SinoFresh's financial condition and results of operations for the fiscal years ended December 31, 2005 and December 31, 2004 should be read in conjunction with the consolidated financial statements of SinoFresh and the notes thereto appearing elsewhere in this report. Statements in this section and elsewhere in this report that are not statements of historical or current fact constitute "forward-looking statements." Such statements are subject to certain risks and uncertainties, which could cause results to differ materially from those projected, including, but not limited to, those set forth below under "Risk Factors" and elsewhere in this report.

Summary Financial Information

The following table provides selected consolidated financial and operating data for the years ended December 31, 2005 and 2004.

Statement of Operations Data

	Year Ended December 31, 2005	Year Ended December 31, 2004
Revenue, net	$2,939,189	$3,564,514
Gross Profit	2,064,575	2,621,891
Loss From Operations	(1,543,564)	(2,448,651)
Net Loss	(1,833,508)	(3,706,280)

Balance Sheet Data
	December 31
	2005	2004
Current Assets	$728,394	$2,133,357
Current Liabilities	3,543,407	2,341,486
Total Assets	5,689,576	7,366,621
Long Term Debt	37,915	1,307,077
Stockholders' Equity	2,108,254	3,718,058

Results of Operations

Revenues for 2005 were $2,939,189 representing a decrease of $625,325 from Revenues from 2004. There are two primary reasons for the overall decrease. First, the Company expended substantial amounts on advertising in the fourth quarter of 2003 and continued to sustain these efforts throughout the first half of 2004. In contrast, advertising in 2005 was less overall and was concentrated primarily in late first quarter through the end of second quarter due to cash constraints. Second, revenues in 2004 were substantially increased due to the recognition of approximately $800,000 in pay to scan type sales. Shipments for these products took place primarily in the last quarter of 2003, but a sales recognition process was not completed until 2004. We are no longer subject to these contingent sales arrangements. These factors were partially offset by more widespread distribution of our nasal spray and the commencement of shipments of our throat spray in July, 2005.

Gross profit for 2005 was $2,064,575 (70%), compared to $2,621,891 (74%) for 2004. The decrease in the gross margin is primarily due to returns of damaged and expired product from certain retailers.

Salaries and related expenses decreased $241,915, from $1,401,419 to $1,159,504 for the years ended December 31, 2004 and 2005, respectively. This decrease was a result of specific reductions in personnel occurring in the latter part of 2004 through the first half of 2005. The Company made these reductions in order to streamline its organization and to reduce administrative costs.

Professional fees decreased $881,972, from $1,465,294 to $583,322 for the years ended December 31, 2004 and 2005, respectively. The decrease was a result of a reversal of $183,000 in accrued consulting fees which had been subject to litigation. The Company eliminated this accrual in the third quarter of 2005, after the claims of the consultant were dismissed. The decrease was also due to the termination of certain consulting arrangements (which occurred in the later part of 2004), and lower legal fees (due to substantially resolving certain legal proceedings during 2005). Accounting fees were higher in 2004 as of a result of the termination of the Company's former accountants in the first quarter of 2004, and the engagement of new accountants. This change resulted in a duplication of fees as well as additional costs typically involved on first year engagements. Finally, accounting and legal fees were higher in 2004 as a result of a Form SB-2 filing required as part of the 2004 debenture agreement.

Other general and administrative expenses decreased $113,264 from $567,913 to $454,649 for the years ended December 31, 2004 and 2005, respectively. The decrease was primarily due to the Company's efforts to streamline its organization and to reduce administrative costs.

Marketing and advertising expenses decreased $169,890 from $1,137,832 to $967,942 for the years ended December 31, 2004 and 2005, respectively. The Company conducted an extensive marketing campaign during the first half of 2004 and again in the first half of 2005 after raising capital in late 2004 through a debenture offering. In the second half of both years, marketing and advertising activities were curtailed due to the lack of working capital.

Research and development expenditures reflect the costs associated with basic research, product development, clinical testing, regulatory compliance, product enhancement and the development of new products related and unrelated to our current product line. Research and development costs were down $55,466 from $236,387 to $180,921 for the years ended December 31, 2004 and 2005, respectively. The Company's research and development activities for 2005 have been limited due to the lack of financial resources.

Depreciation and amortization totaled $261,697 and $261,801 for the years ended December 31, 2004 and 2005, respectively. These expenses principally consist of amortization of patent costs.

Total net interest expense was $661,532 in 2005 compared to $1,303,380 in 2004. The decrease of $641,848 is primarily related to certain one time costs associated with the issuance of convertible debentures in the fourth quarter of 2004. There is still approximately $442,000 in costs associated with this financing that will be amortized over the next 11 months.

Total other income was $371,588 in 2005 compared to $45,751 in 2004. The 2005 total is primarily related to amounts received by the Company from the settlement of the Hawkins litigation which is more fully described in Item 3 to this Form 10-KSB.. The 2004 amount primarily reflects the proceeds from sale of certain assets.

As a result of the factors discussed above, SinoFresh had a net loss of $1,833,508 ($0.13 per share) compared to a net loss of $3,706,280 ($0.28 per share) for the years ended December 31, 2005 and 2004, respectively.

As of December 31, 2005, SinoFresh had total assets of $5.7 million, liabilities of $3.6 million and stockholders' equity of $2.1 million. Working capital deficit totaled approximately $2,800,000 as of December 31, 2005.

Taxes

At December 31, 2005, SinoFresh had a net operating loss carry forward (NOL) for federal income tax purposes of approximately $10 million. The NOL expires at various dates through the year 2025. Utilization of SinoFresh's net operating loss may be limited in the event of significant changes in ownership of Sinofresh under the regulations of the Internal Revenue Code.

Inflation and Currency Fluctuation

Inflation and currency fluctuations have not previously had a material impact upon the results of operations and are not expected to have a material impact in the near future.

Cash and Sources of Liquidity

The Company historically has satisfied its operating cash requirements primarily through cash flow from operations, from borrowings and from trade and equity financings. At December 31, 2005, the Company had approximately $148,000 in cash on hand and approximately $274,000 in net accounts receivable.

In December 2004, we issued $1,830,000 of senior secured 6% convertible debentures which have a maturity date of December 5, 2006. The debentures are convertible at the option of the holders into 3,327,273 shares of common stock at a conversion price of $0.55 per share. The debentures contain anti-dilution provisions under which the number of shares issuable upon conversion of the debentures and the conversion price will be adjusted upon the sale by us of common stock or securities convertible into common stock at prices below the then existing conversion price of the debenture, the occurrence of stock splits, stock distributions, and other corporate events. We may, at our option, require the conversion of all of the debentures into shares of common stock provided that the market price of our common stock exceeds 300% of the conversion price of the debentures then in effect for at least 20 consecutive trading days. During 2005, the holders of debentures with a principal balance of $100,000 converted these debentures into 181,816 shares of common stock.

On December 31, 2005, the Company had current assets of approximately $728,394, including cash and cash equivalents of approximately $148,037 and current liabilities of $3,543,407. As a result, the Company's current liquidity is extremely limited and the Company will require a significant amount of additional working capital in order to meet its working capital requirements and implement its business plan. In order to address these issues, the Company is seeking to raise additional working capital through the issuance of debt and equity securities. The Company is also seeking to enter into strategic alliances with third parties to support its research and development activities and the marketing of its products. Although the Company believes that it will be able to obtain additional working capital and financial support, there can be no assurance that the Company's efforts will be successful.

Critical Accounting Policies

Revenue Recognition: The Company recognizes revenue on its products in accordance with the Securities Exchange Commission (SEC) Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." Under these guidelines, SinoFresh defers revenue recognition on transactions if any of the following existed: persuasive evidence of an arrangement did not exist, title had not transferred, product payment was contingent, the price was not fixed or determinable, or payment was not reasonably assured. The Company accrues a provision for estimated returns concurrent with revenue recognition.

SinoFresh has adopted Emerging Issues Task Force Issue 01-9, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)" (EITF 01-9), which became effective for fiscal years beginning after December 15, 2001. Management has concluded that EITF 01-9 is applicable to the accounting for its cooperative agreements with certain customers, as the benefits received from consideration given to those customers are not sufficiently separable from the revenue derived. Accordingly, all such cooperative expenses are recorded as reductions to revenues.

Asset Impairments: The Company has adopted Statement of Financial Accounting Standards No. 141, "Business Combinations," (FAS 141) and Statement of Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (FAS 142). FAS 141 requires business combinations completed after June 30, 2001 to be accounted for using the purchase method of accounting. It also specifies the types of acquired intangible assets that are required to be recognized and reported separately from goodwill. Under FAS 142, goodwill and other intangible assets (with indefinite lives) will not be amortized but will be tested for impairment at least annually. The Company completed its transitional impairment test of existing goodwill and patents as of December 31, 2005. This test was performed internally and consisted of evaluating potential future revenue streams that could realistically be realized as a result of the goodwill and patents of the Company. It was determined by this test that these future revenue streams support the values previously assigned to these assets. Therefore, no impairment losses were deemed to have occurred based on these tests.

Recent Accounting Pronouncements

In March 2004, the Financial Accounting Standards Board (FASB) approved the consensus reached on the emerging Issues Task Force Issue No. 03-1 (EITF 03-1), "The Meaning of Other-Than Temporary Impairment and Its Application to Certain Investments." The objective of EITF 03-1 is to provide guidance for identifying other-than-temporarily impaired investments. EITF 03-1 also provides new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, FASB issued a FASB Staff Position (FSP) EITF 03-1-1 that delays the effective date of the measurement and recognition guidance in EITF 03-1 until further notice. The disclosure requirements of EITF 03-1 were effective beginning with our annual report for fiscal 2004. Once the FASB reaches a final decision on the measurement and recognition provisions, the Company will evaluate the impact of the adoption of the accounting provisions of EITF 03-1.

In December 2004, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 123R, "Share-Based Payment." SFAS No. 123R requires employee stock options and rights to purchase shares under stock participation plans to be accounted for under the fair value method, and eliminates the ability to account for these instruments under the intrinsic value method prescribed by Accounting Principles Board (APB) Opinion No. 25, and allowed under the original provisions of SFAS No. 123. SFAS No. 123R requires the use of an option pricing model for estimating fair value, which is amortized to expense over the service periods. The requirements of SFAS No. 123R are effective for fiscal periods beginning after December 15, 2005. If the Company had applied the provisions of SFAS No.123R to the financial statements for the years ending December 31, 2005 and 2004, net loss would have increased by approximately $165,000 and $520,000, respectively. SFAS No. 123R allows for either prospective recognition of compensation expense or retrospective recognition, which may be back to the original issuance of SFAS No. 123 or only to interim periods in the year of adoption. The Company anticipates adopting the prospective method beginning in the first quarter of 2006.

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4." "SFAS No. 151 amends the guidance in ARB No. 43, "Inventory Pricing," for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) requiring that those items be recognized as current-period expenses regardless of whether they meet the criterion of "so abnormal." This statement also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The statement is effective for inventory costs incurred during the fiscal years beginning after June 15, 2005. Management does not expect this statement to have a material impact on the Company's consolidated financial position or results of operations.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29." APB Opinion No. 29, "Accounting for Nonmonetary Transactions," is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. SFAS No. 153 amends APB Opinion No. 29, eliminating the exception to fair value accounting for nonmonetary exchanges of similar productive assets and replaces it with general exception to fair value accounting for nonmonetary exchanges that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Management does not expect this statement to have a material impact on the Company's consolidated financial position or results of operations. In March 2005, FASB issued Interpretation No. 47 (FIN 47) to clarify the guidance included in SFAS No. 143, “Accounting for Asset Retirement Obligations”. FIN 47 requires companies to recognize a liability for the fair value of a legal obligation to perform asset retirement activities that are conditional on a future event if the amount can be reasonably estimated. If amounts cannot be reasonably estimated, certain disclosures will be required about the unrecognized asset retirement obligations. FIN 47 was adopted by the Company in 2005. Adoption of this statement did not have a material impact on the Company’s consolidated financial position.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections - a replacement of APB No. 20 and SFAS No. 3”. The pronouncement requires that all voluntary changes in accounting principle be reported by retrospectively applying the principle to all prior periods that are presented in the financial statements. The statement is effective for fiscal years beginning after December 15, 2005. The Company’s financial position, results of operations or cash flows will only be impacted by SFAS No. 154 if it implements changes in accounting principles that are addressed by the standard or corrects accounting errors in future periods.

Risk Factors

SinoFresh operates in a rapidly changing environment that involves numerous risks, some of which are beyond our control. The following discussion highlights some of these risks.

Risks Related to the Business

We have incurred substantial losses and we have a negative cash flow from operations and negative working capital. We have incurred substantial losses since inception. We have also incurred negative cash flow from operations during each of the last three years. We had negative working capital of $2,815,013 as of December 31, 2005. As a result, our auditors have qualified their report on our financial statements for the year ended December 31, 2005 with respect to our ability to continue as a going concern. In light of the foregoing, we need to obtain additional external financing in order to continue as a going concern. There can be no assurance that any additional financing will be available, or if available, that it will be on terms and conditions favorable to us.

We have a limited relevant operating history, and we may not be able to achieve profitability. Our company has had a cumulative net loss from inception. While we have reduced expenditures for administrative costs, product research and development, among other things, it will be difficult for us to continue to significantly reduce our operating expenses in order to deal with lack of sales growth or unanticipated reductions in existing sales. Our failure to balance expenditures in any period with sales could have an adverse effect on results of operations.

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

We will need significant additional financing to implement our business plan. We need additional financing to meet our working capital requirements and to implement our business objectives such as marketing, research and development on new products and clinical trials. There is no assurance that we will succeed in obtaining additional financing or if additional financing is available, that it will be on terms favorable to us.

Substantially all of our assets, including U.S. patents, are collateral for loans to SinoFresh by third parties. The debentures issued in the 2004 debt financing are collateralized by substantially all of our assets, including our patents. The debentures are convertible into common stock, contain anti-dilution provisions and until the debentures are paid in full, prohibit us from incurring other indebtedness without the consent of the debenture holders, except for borrowings in existence on the date of the debenture financing or indebtedness to trade creditors or financial institutions incurred in the ordinary course of business. The maturity date of the debentures is December 6, 2006. The debentures bear interest at 6% per annum and interest only payments are payable quarterly. If we default on the payment terms or other provisions of the debentures, there is no assurance that we will be able to successfully negotiate new terms favorable to us. In that event, the lenders may elect to accelerate the payment terms and may exercise their right against our collateral, including our patents, which would have material adverse consequences to our business and operations.

If an event of default occurs under any one of the debentures, it could result in an adverse effect for us and cause us to curtail our operations or sell some of our assets to repay all of the debentures. As of December 31, 2005, we had convertible debentures outstanding to nine investors in the aggregate principal amount of $1,730,000. Each debenture provides for the following events of default, and a default under one debenture is deemed a default under all debentures:

        -  failure to pay interest and principal payments when due;
- a breach by us of any material covenant in the debenture, the related warrant or the securities purchase agreement that is not cured within 10 days of a holder's notice to us of the breach;
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
- a failure to obtain effectiveness of the registration statement within 60 days from the date it is filed with the SEC or 135 days if the SEC reviews the registration statement (this requirement has been met as of this filing); and
- the occurrence and continuance of a default under any other of the debentures.

If we default on the debentures and the holders accelerate the maturity date, we will be required to pay the higher of:

(a) 125% multiplied by the Default Sum ("Default Sum" is defined as the sum of (i) the then outstanding principal, plus (ii) the accrued and unpaid interest plus (iii) accrued and unpaid default interest, plus (iv) any amounts owed under the registration rights agreement among the Company and the holders of the debentures); or

(b) the parity value of the Default Sum, where the "parity value" is equal to product of (i) the highest number of shares of common stock issuable upon conversion of or otherwise pursuant to such Default Sum in accordance with the conversion provisions of the debentures, multiplied by (ii) the market price for the common stock during the period beginning on the date of the first occurrence of an event of default and ending on the day prior to the date such default payment is to be paid.

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

We may not be able to off-set all of our net operating loss carry-forwards against future income. At December 31, 2005, net operating losses available to be carried forward for federal income tax purposes were approximately $10 million expiring in various amounts through 2025. Utilization of our net operating losses may be subject to substantial limitations due to the ownership changes under regulations of the Internal Revenue Code and similar state provisions. Such annual limitation could result in the expiration of the net operating loss before utilization, which would subject the Company to have more tax liability than if it had been able to off-set the net operating losses against income.

Our ability to implement our business plan depends on our ability to attract and retain key personnel. Our future success will depend to a significant extent on the continued services of the current officers and other necessary personnel, particularly Mr. Fust, the Chairman of our board of directors and Chief Executive Officer, and Mr. Klein, the Chief Financial Officer. The loss of either of these officers would likely have a significantly detrimental effect on our business. We have obtained key man life insurance policies on the life of Mr. Fust in the amount of $400,000.

Our prospects will also depend on our ability to attract and retain highly qualified research and development, sales, marketing, and managerial personnel. Competition for such personnel is intense, and there can be no assurance that we will be able to employ or retain such personnel.

If the SinoFresh products do not gain widespread market acceptance, results of operations will suffer. The Company's original product, SinoFresh™ Nasal & Sinus Care was sold and marketed as an over-the-counter drug. It has been reformulated and is now being sold and marketed as a health and beauty aid. Management cannot be certain that this change in status will achieve widespread acceptance by the market. Additionally, if any unanticipated problem arises concerning the efficacy of SinoFresh™ Daily Throat Spray or any of the other new products we may bring to market, or if one or more of these products fails to achieve widespread market acceptance because of a lack of marketing capital or for any other reason, our operating results and prospects would be materially adversely affected.

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

Our inability to provide scientific proof for product claims may adversely affect sales. The marketing of SinoFresh™ Daily Throat Spray involves claims that the product kills germs and bacteria. Under the FDA and Federal Trade Commission (FTC) rules, we are required to obtain scientific data to support any health claims we make concerning these products. Although we have conducted independent clinical tests and provided scientific data to the FDA in support of claims regarding these products, we may be required to provide additional data in the future. In such an event, we cannot be certain that the scientific data we have obtained or will obtain in support of our claims will be deemed acceptable to the FDA or FTC. If the FDA or the FTC requests any supporting information, and we are unable to provide support that is acceptable to the FDA or the FTC, either agency could require us to stop making the claims in question or restrict us from selling the affected products.

We may fail to compete effectively against larger companies. The consumer health products industry is highly competitive. We compete with companies in the United States and abroad that are engaged in the development of both traditional and innovative health care products, including sinus products. Many of these companies have much greater financial and technical resources and production and marketing capabilities than we do. Further, many of these companies have already achieved significant product acceptance and brand recognition with respect to products that compete directly with the SinoFresh products. Our competitors may successfully develop and market superior or less expensive products, which could render the current SinoFresh products and other future SinoFresh products less valuable or unmarketable.

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

We do not have manufacturing capabilities. We currently do not have the physical or personnel resources to independently manufacture our products or any other products that we may develop. We currently outsource all of our product manufacturing and packaging operations and intend to continue this outsourcing for the foreseeable future. If we are unable to maintain suitable arrangements for manufacturing of our SinoFresh products or any other products, or if our third party contractors fail to adequately perform their manufacturing operations, our sales and related financial results could be materially adversely affected. If, in the future, we decide to establish our own manufacturing facilities, we will require substantial additional funds and significant additional personnel to undertake such operations. We cannot be certain that such funding or a sufficient number of such qualified persons will be available.

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

We believe product returns will be less than one percent (1%) of sales, but there can be no assurance that actual levels of returns will not significantly exceed the amounts anticipated. Should an adverse reaction to any of our products occur affecting a significant number of customers, a product "recall" could occur which could materially impact our financial condition and our ability to successfully re-enter the market following the recall. Additionally, although we will not directly engage in the manufacture of any product we market and sell, we could be exposed to product liability claims from faulty manufacture.

We may be required to indemnify our directors and officers. We have authority under Section 607.0850 of the Florida Business Corporation Act to indemnify our directors and officers to the extent provided in that statute. Our Articles of Incorporation require SinoFresh to indemnify each of our directors and officers against liabilities imposed upon them (including reasonable amounts paid in settlement) and expenses incurred by them in connection with any claim made against them or any action, suit or proceeding to which they may be a party by reason of their being or having been a director or officer of the company. We maintain officer's and director's liability insurance coverage with limits of liability of $5,000,000. There can be no assurance that such insurance will be available in the future, or that if available, it will be available on terms that are acceptable to us. Furthermore, there can be no assurance that the insurance coverage provided will be sufficient to cover the amount of any judgment awarded against an officer or director (either individually or in the aggregate). Consequently, if such judgment exceeds the coverage under the policy, SinoFresh may be forced to pay such difference.

We may have certain financial exposure if there was not an exemption from registration for the issuance of securities in connection with the acquisition by merger of our predecessor. In 2003, we issued 10,768,490 shares of common stock, 858,170 shares of Series A preferred stock, 1,500,000 shares of Series B preferred stock, and 1,218,711 shares of Series C preferred stock in connection with the acquisition by merger of our predecessor. We have been unable to obtain documentation which conclusively establishes that the issuance of these shares was exempt from registration under the Securities Act of 1933. Because this documentation is not available, it is possible that our issuance of shares in connection with the merger may not have been in compliance with the registration provisions of the federal and state securities laws. As a result, we could be exposed to claims for rescission by shareholders who received shares in the merger. Although we would vigorously defend against any such actions, litigation may be costly and there is no assurance of the outcome. If the Company were not successful in the defense of these claims, the cost of repurchasing the shares could be material.

Risks Related to Our Common Stock

The large number of shares eligible for immediate and future sales may depress the price of our stock. Our Articles of Incorporation authorize the issuance of 500,000,000, shares of common stock, no par value per share, and 200,000,000 shares of preferred stock, no par value per share. As of December 31, 2005, we had outstanding 14,505,229 shares of common stock, of which 10,768,490 shares became available for public resale under Rule 144 in September 2004. Also as of December 31, 2005, we had outstanding a total of 3,173,252 shares of Series A, B and C preferred stock which are convertible into a total of 5,536,502 shares of common stock, all of which common shares became eligible for public resale under Rule 144 in September 2004. We have reserved 3,000,000 shares of common stock for issuance in respect of option grants under our stock option plan. From those available shares, outstanding options have been granted for 1,528,750 shares of common stock, and there remain available for options under the plan 1,471,250 shares of common stock. In addition, there are 417,681 shares of common stock that are issuable upon exercise of stock options issued to independent consultants. There are 3,410,090 shares that are issuable upon exercise of outstanding warrants, and 3,145,458 shares that are issuable upon conversion of debentures, and up to 1,663,650 shares that may be issued under the debentures on account of interest or anti-dilution adjustments. The outstanding warrants and options contain exercise prices ranging from $0.25 to $7.00. Therefore, the desire of the holders of those warrants and options to sell will depend on the market price of our common stock at any given time. Further, if we default under the terms of the debentures, we may be required to issue additional common stock to the debenture holders if we fail to make the default payment stated in the debentures. Sales of substantial amounts of our common stock in the open market, could adversely affect the market price of our common stock.

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

The price of our common stock may continue to be volatile. The market price of our common stock, which is quoted for trading on the OTC Electronic Bulletin Board, has been highly volatile and may continue to be volatile in the future. Any or a combination of the following factors could cause the market value of our common stock to decline quickly:

•	operating results that differ from market expectations;

•	negative or other unanticipated results of clinical trials or other testing;

•	delays in product development;

•	technological innovations or commercial product introductions by our competitors;

•	changes in government regulations;

•	developments concerning proprietary rights, including pending or threatened patent litigation;

•	public concerns regarding the safety of any of our products; and

•	general economic and stock market conditions.

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

Our preferred stock may cause dilution. Our Articles of Incorporation authorize the issuance of up to 200,000,000 shares of "blank check" preferred stock with such rights and preferences as our board of directors, without further shareholder approval, may determine from time to time. Of these preferred shares, 858,170 shares are designated as Series A preferred stock, 1,500,000 shares are designated as Series B preferred stock, and 1,250,000 shares are designated as Series C preferred stock. As of December 2005, we had 810,002 shares of outstanding Series A preferred stock; 1,500,000 shares of outstanding Series B preferred stock; and 863,250 shares of outstanding Series C preferred stock. Series A preferred stock is convertible into common and has voting rights with the common, on a one-for one basis. The Series B and Series C preferred stock are convertible into common stock and have voting rights with the common stock on a one for two basis. As of December, 2005, a total 5,536,502 shares of common stock issuable upon conversion of all of our outstanding preferred stock are eligible for public resale under Rule 144. Furthermore, each share of Series A, Series B and Series C preferred stock has a liquidation preference of $2.00 per share on an as converted basis before any holders of common would be entitled to receive payment for their shares or dividends upon a liquidation of SinoFresh. As of December 31, 2005, there remained 196,826,748 shares of authorized but undesignated and unissued shares of preferred stock that may be sold in the future and that can, at the discretion of our board of directors, be designated as another series of preferred stock with dividend, liquidation, conversion, voting or other rights and preferences that are senior, and not available, to the holders of our common stock. Thus, issuances of new series of preferred stock could adversely affect the relative voting power, distributions and other rights of the common stock. Holders of our common stock could realize less than the amount of dividends and/or distributions to which they would otherwise be entitled.

Further, preferred stock could be used as a method of discouraging, delaying, or preventing a take-over of SinoFresh. If we issue "blank check" preferred stock, it could have a dilutive effect upon our common stock. This would decrease the chance that our shareholders would realize a premium over market price for their shares of common stock as a result of a takeover bid.

ITEM 7. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
SinoFresh HealthCare, Inc.
Englewood, Florida

We have audited the accompanying consolidated balance sheet of SinoFresh HealthCare, Inc. and subsidiary as of December 31, 2005 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the two years in the period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SinoFresh HealthCare, Inc. and subsidiary at December 31, 2005, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1, the Company has incurred substantial losses since its inception, has a working capital deficiency at December 31, 2005, and has incurred negative cash flow from operations. These factors, among others, raise substantial doubt about its ability to continue as a going concern. Management's plans related to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Date: February 17, 2006	By:	/s/ Moore Stephens Lovelace, P.A.
Moore Stephens Lovelace, P.A.
Certified Public Accountants Orlando, Florida

SINOFRESH HEALTHCARE, INC.
CONSOLIDATED BALANCE SHEET
As of December 31, 2005

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$148,037
Accounts receivable, net of allowances of $49,703	274,426
Inventory, net of reserves	113,001
Other current assets	192,930
TOTAL CURRENT ASSETS	728,394

FURNITURE AND EQUIPMENT, NET	79,172
DEFERRED DEBT ISSUANCE COSTS	177,713
PATENTS, NET	2,288,478
GOODWILL	2,409,401
OTHER ASSETS	6,418
$5,689,576

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Convertible debentures, net of unamortized debt discounts	1,465,694
Current portion of capital leases	$23,745
Accounts payable (including amounts due to related parties of $121,077)	1,345,657
Accrued expenses	708,311
TOTAL CURRENT LIABILITIES	3,543,407

CAPITAL LEASES, NET OF CURRENT MATURITIES	37,915
TOTAL LIABILITIES	3,581,322

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred Stock, no par value; $2 liquidation value per share; 200,000,000 shares authorized:
Series A convertible preferred stock, voting; 858,170 shares authorized,
810,002 shares issued and outstanding	1,620,003
Series B convertible preferred stock, voting; 1,500,000 shares authorized, issued
and outstanding	3,000,000
Series C convertible preferred stock, voting; 1,250,000 shares authorized;
863,250 shares issued and outstanding	1,549,556
Common stock, no par value; 500,000,000 shares authorized; 14,505,229
shares issued and outstanding	5,823,421
Accumulated deficit	(9,820,965)
Deferred stock-based compensation	(63,761)
TOTAL STOCKHOLDERS’ EQUITY	2,108,254
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,689,576
See Notes to Consolidated Financial Statements

SINOFRESH HEALTHCARE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended	Year Ended
	December 31, 2005	December 31, 2004

REVENUE, net	$2,939,189	$3,564,514

COST OF REVENUE	874,614	942,623

GROSS PROFIT	2,064,575	2,621,891

OPERATING EXPENSES
Salaries and other compensation expenses	1,159,504	1,401,419
Professional fees	583,322	1,465,294
Other general and administrative expenses	454,649	567,913
Marketing and advertising expenses	967,942	1,137,832
Research and development expenses	180,921	236,387
Depreciation and amortization	261,801	261,697

TOTAL OPERATING EXPENSES	3,608,139	5,070,542

LOSS FROM OPERATIONS	(1,543,564)	(2,448,651)

OTHER INCOME (EXPENSE):
Interest, net	(661,532)	(1,303,380)
Other income	371,588	45,751

TOTAL OTHER EXPENSE	(289,944)	(1,257,629)

NET LOSS BEFORE INCOME TAXES	(1,833,508)	(3,706,280)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(1,833,508)	$(3,706,280)

NET LOSS PER COMMON SHARE
-Basic and diluted	$(0.13)	$(0.28)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
-Basic and diluted	14,336,037	13,442,660
See Notes to Consolidated Financial Statements

SINOFRESH HEALTHCARE, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

			Preferred Stock
	Common Stock		Series A		Series B		Series C					Total
	Number		Number		Number		Number		Deferred stock-based	Subscriptions	Accumulated	Stockholders'
	of Shares	Amount	of Shares	Amount	of Shares	Amount	of Shares	Amount	compensation	Receivable	Deficit	Equity
Balance at December 31, 2003	13,301,823	$2,251,991	858,170	$1,716,339	1,500,000	$3,000,000	1,218,711	$2,189,261	$-	$(252,000)	$(4,281,177)	$4,624,414

Payments received on
subscriptions	-	-	-	-	-	-	-	-	-	120,000	-	120,000

Issuance of common shares
for services	212,500	147,375	-	-	-	-	-	-	-	-	-	147,375

Conversion of Series A preferred
to common	34,375	68,750	(34,375)	(68,750)	-	-	-	-	-	-	-	-

Conversion of Series C preferred
to common	548,422	493,580	-	-	-	-	(274,211)	(493,580)	-	-	-	-

Issuance of options and warrants
to consultants	-	494,182	-	-	-	-	-	-	-	-	-	494,182

Issuance of options to employees	-	299,500	-	-	-	-	-	-	(299,500)	-	-	-

Amortization of unearned stock
based compensation	-	-	-	-	-	-	-	-	208,367	-	-	208,367

Issuance of warrants in connection
with the convertible debentures	-	610,000	-	-	-	-	-	-	-	-	-	610,000

Beneficial conversion of debentures	-	1,220,000	-	-	-	-	-	-	-	-	-	1,220,000

Net loss, year ended
December 31, 2004	-	-	-	-	-	-	-	-	-	-	(3,706,280)	(3,706,280)
Balance at December 31, 2004	14,097,120	$5,585,378	823,795	$1,647,589	1,500,000	$3,000,000	944,500	$1,695,681	$(91,133)	$(132,000)	$(7,987,457)	$3,718,058
See Notes to Consolidated Financial Statements

SINOFRESH HEALTHCARE, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (CONTINUED)

			Preferred Stock
	Common Stock		Series A		Series B		Series C					Total
	Number		Number		Number		Number		Deferred stock-	Subscriptions	Accumulated	Stockholders'
	of Shares	Amount	of Shares	Amount	of Shares	Amount	of Shares	Amount	based compensation	Receivable	Deficit	Equity
Write-off of unpaid subscriptions	-	(132,000)	-	-	-	-	-	-	-	$132,000	-	$-

Conversion of Series A preferred
to common	13,793	27,586	(13,793)	(27,586)	-	-	-	-	-	-	-	-

Conversion of Series C preferred
to common	162,500	146,125	-	-	-	-	(81,250)	(146,125)	-	-	-	-

Issuance of options and warrants
for services	-	58,832	-	-	-	-	-	-	-	-	-	58,832

Amortization of unearned stock
based compensation	-	-	-	-	-	-	-	-	27,372	-	-	27,372

Conversion of debentures to equity	181,816	100,000	-	-	-	-	-	-	-	-	-	100,000

Issuance of shares to settle lawsuit	50,000	37,500	-	-	-	-	-	-	-	-	-	37,500

Net loss, year ended
December 31, 2005	-	-	-	-	-	-	-	-	-	-	(1,833,508)	(1,833,508)
Balance at December 31, 2005	14,505,229	$5,823,421	810,002	$1,620,003	1,500,000	$3,000,000	863,250	$1,549,556	$(63,761)	$-	$(9,820,965)	$2,108,254
See notes to consolidated financial statements

SINOFRESH HEALTHCARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Year Ended	Year Ended
	December 31, 2005	December 31, 2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,833,508)	$(3,706,280)

Adjustments to reconcile net loss to net cash
used in operations:
Beneficial conversion feature of the convertible debentures	-	1,220,000
Amortization of Stock, options and warrants issued for services	62,962	462,359
Amortization and depreciation	261,801	261,697
Stock issued as settlement cost	37,500	-
Provision for bad debts and returns	35,459	(756)
Provision for excess inventory	34,467	-
Amortization of debt discount	320,277	25,417
Amortization of deferred debt issuance costs	215,349	17,089

Changes in assets and liabilities:
Accounts receivable	(80,612)	417,452
Inventory	(104,344)	128,883
Other current assets	153,780	(29,921)
Other assets	-	800
Accounts payable	(460,379)	1,135,653
Accrued expenses	217,927	(188,740)
NET CASH USED IN OPERATING ACTIVITIES	(1,139,321)	(256,347)

INVESTING ACTIVITIES:
Payments for purchases of property and equipment	-	(2,947)
NET CASH USED IN INVESTING ACTIVITIES	-	(2,947)

FINANCING ACTIVITIES:
Payments received on subscriptions receivable	-	120,000
Proceeds from long-term debt borrowings	-	1,830,000
Deferred debt issuance costs	-	(141,850)
Payments on debt and capital leases	(45,066)	(584,826)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(45,066)	1,223,324

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,184,387)	964,030

CASH AND CASH EQUIVALENTS - beginning of year	1,332,424	368,394
CASH AND CASH EQUIVALENTS - end of year	$148,037	$1,332,424

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$136,619	$70,926

NON-CASH ACTIVITY:
Warrants issued to placement agent
increasing deferred debt issuance costs and common stock	$-	$268,301
Warrants issued in connection with convertible debentures
decreasing convertible debentures and increasing common stock	$-	$610,000
Warrants issued in connection with a service agreement
increasing other current assets and common stock	$-	$119,264
Conversion of accounts payable to a short term note payable	$22,875	$-
Options and warrants issued in connection with services
agreements increasing other current assets and common stock	$23,242	$-
Conversion of convertible debentures into common stock	$100,000	$-
See notes to consolidated financial statements

SINOFRESH HEALTHCARE, INC.

Notes to Condensed Consolidated Financial Statements
For the years ended December 31, 2005 and 2004

NOTE 1: Nature of Business and Summary of Significant Accounting Policies

ORGANIZATION: SinoFresh HealthCare, Inc., a Florida Corporation (“SinoFresh” or the “Company”) came into existence as a result of a series of events. The Company's predecessor, SinoFresh HealthCare, Inc. ("SinoFresh - Delaware") was incorporated in the state of Delaware on October 15, 2002. In November 2002 SinoFresh - Delaware entered into an asset purchase agreement (the "Asset Purchase Agreement") whereby it received certain assets and liabilities of SinoFresh Laboratories, Inc. effective at the close of business on November 15, 2002 in exchange for 808,170 shares of its Series A preferred stock.

On September 8, 2003 (the "Merger Date"), SinoFresh - Delaware, SinoFresh Acquisition Corp. (Acquisition), SinoFresh Corp., formerly known as e-Book Network, Inc., a Florida corporation, and the sole director and majority shareholder of SinoFresh Corp. entered into a Merger Agreement. In addition, SinoFresh Corp. changed its name to SinoFresh HealthCare, Inc.

Under the Merger Agreement, SinoFresh Corp. acquired all of the outstanding capital stock of SinoFresh - Delaware.

Subsequent to the merger, Acquisition, which changed its name to SinoFresh Corporation, remains the operating subsidiary of the Company. Since the former shareholders of SinoFresh - Delaware also obtained management control of SinoFresh, the merger transaction was treated as a recapitalization of the Company, with SinoFresh - Delaware as the acquirer for financial accounting purposes.

The Company's ability to continue as a going concern is subject to uncertainty due to the Company’s history of losses, limited financial resources and need for additional working capital to implement the Company's business plan. In this connection, the Company requires additional working capital in order to market and distribute its products, exploit the technology underlying its patents, further develop existing and new products, and pay its existing accounts payable. On December 31, 2005, the Company had current assets of approximately $728,000 (including cash and cash equivalents of approximately $148,000) and current liabilities of approximately $3,543,000. As a result, the Company's current liquidity is extremely limited and the Company will require a significant amount of additional working capital in order to meet its current working capital requirements. In order to address these issues, the Company is seeking to raise additional working capital through the issuance of debt and equity securities. Although the Company believes that it will be able to obtain additional working capital, there can be no assurance that the Company's efforts will be successful. The accompanying statements do not include any adjustments that might be necessary if the Company were unable to continue as a going concern.

NATURE OF BUSINESS: The Company is engaged in the research, development, and marketing of novel therapies to treat inflammatory and infectious diseases and disorders of the upper respiratory system.

ACCOUNTING ESTIMATES: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company's significant estimates and assumptions primarily arise from risks and uncertainties associated with potential future product returns, the uncollectibility of accounts and other receivables, inventory obsolescence, valuation of acquired assets for purposes of allocating the purchase price, including patents and goodwill, subsequent recoverability analysis, and estimated accruals relating to legal contingencies.

CONCENTRATION OF RISK: Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company's investment policy is to invest in low risk, highly liquid investments. At December 31, 2005, over ninety-two percent (92%) of gross accounts receivable were due from four customers. Additionally, approximately seventy-two percent (72%) of the Company's revenues during 2005 were derived from four customers. In 2004, approximately seventy percent (70%) of the Company’s revenues were derived from three customers.

The Company's business is dependent on its ability to utilize the underlying patents and a third party manufacturer provides all of the Company's manufacturing capacity. The Company is also dependent on the revenue from the sale of SinoFresh™ Nasal Mist, its primary product available for sale which accounted for approximately ninety-five percent (95%) and one-hundred percent (100%) of its revenues for the years ended December 31, 2005 and 2004, respectively.

CASH AND CASH EQUIVALENTS: The Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents.

FAIR VALUE OF FINANCIAL INSTRUMENTS: All financial instruments are carried at amounts that approximate fair value.

ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS: Accounts receivable result from the sale of the Company's products at sales prices, net of estimated sales returns and other allowances. The Company estimates an allowance for doubtful accounts based on a specific identification basis and additional allowances based on historical collections experience. Accounts are considered past due when outstanding beyond the stated payment terms. The Company will not write-off any account receivable until all reasonable means of collection have been exhausted and collection does not appear probable.

INVENTORIES: Inventories are valued at the lower of cost (determined on a first-in, first-out basis) or market and are evaluated for product obsolescence on a periodic basis (see note 2).

DEFERRED DEBT ISSUANCE COSTS: Deferred debt issuance costs relate to placement agent fees and legal fees associated with the convertible debentures (see note 5). The valuation of the warrants utilized to pay these fees was computed using the Black-Scholes method and is being amortized over the 24 month term of the debentures.

FURNITURE AND EQUIPMENT: Furniture and equipment is stated at cost and is depreciated using the straight-line method over five to seven years (see note 3).

PATENTS: Patents are stated at cost and are amortized over thirteen years (the approximate life of the patents on the date of purchase) using the straight-line method (see note 4).

GOODWILL: Goodwill represents the excess purchase price and related costs over the fair value assigned to the net tangible and identifiable intangible assets of businesses acquired. Goodwill is carried at lower of cost or market and is subject to annual impairment evaluation, or interim impairment evaluation if an interim triggering event occurs which indicates that the carrying amount of goodwill may not be recoverable. Management believes that based on testing performed in 2005, the Company's long-lived assets, including goodwill are not impaired.

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

MARKETING AND ADVERTISING EXPENSES: Included in marketing and advertising expenses are costs associated with promoting the Company's product, public relations, conducting marketing studies and other internal expenses. The Company uses television, radio and print as its primary forms of media for product promotion. Product promotion costs were $581,027 and $913,385 for the years ended December 31, 2005 and 2004, respectively. In addition to media, the Company also promoted its product through the services of a public relations firm and through entertainer, Ed McMahon. Public relations expenses were $287,237 and $152,042 for the years ended December 31, 2005 and 2004, respectively. The Company has incurred $99,678 and $72,405 for the years ended December 31, 2005 and 2004, respectively, for market studies and other internal related expenses. All costs for advertising media are expensed in the period in which such media has been presented to its targeted audience.

RESEARCH AND DEVELOPMENT COSTS: SinoFresh's policy is to expense all research and development expenses as incurred. Research and development expenses during the years ended December 31, 2005 and 2004 totaled approximately $181,000 and $236,000, respectively. Future research and development will be focused on advancing scientific research on existing products as well as planned new product offerings in the health care industry, in general, and in the respiratory and infectious disease category, in particular. These product offerings may include both over-the-counter and ethical products. However, substantial research and development costs are not anticipated until outside funding is received for such projects or cash flow from operations is sufficient to support continued programs. New product development will be supported by clinical studies to ensure the safety and efficaciousness of the Company's products, as well as for line extension derivatives of current and future products.

SALES INCENTIVES AND CONSIDERATION PAID TO RETAILERS: The Company accounts for certain promotional costs such as sales incentives, promotional funds, cooperative advertising, rebates and consumer coupon redemptions as a reduction of net sales. For the years ended December 31, 2005 and 2004, the Company had recorded approximately $475,000 and $617,000, respectively, as a reduction of revenue related to these costs.

SHIPPING AND HANDLING COSTS: Shipping and handling costs are classified as a cost of sales and those billed to customers are recorded as revenue on the consolidated statements of operations.

STOCK-BASED COMPENSATION: The Company accounts for employee stock-based compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees," and complies with the disclosure provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123). Under APB No. 25, compensation cost is determined based on the difference, if any, on the measurement date, which is generally the grant date, between the fair value of the Company's stock and the amount an employee must pay to acquire the stock (see note 6).

The fair value of each stock option or warrant grant issued to non-employees is estimated on the measurement date using the Black-Scholes method and is amortized over the related service period. Expenses recognized for such issuances were approximately $575,000 and $173,000 during the years ended December 31, 2005 and December 31, 2004, respectively.

The following table reflects proforma supplemental financial information related to stock-based employee compensation, as required by SFAS No. 123 and SFAS 148:

	2005	2004
Net loss, as reported	$(1,833,508)	$(3,706,280)
Additional stock-based employee compensation costs that would have been included in the determination of net loss if the fair value method (SFAS No. 123) had been applied to all awards	(164,584)	(520,005)
Unaudited pro forma net loss, as if the fair value method had been applied to all awards	$(1,998,092)	$(4,226,285)
Net loss per common share, as reported	$(0.13)	$(0.28)
Unaudited pro forma net loss per common share, as if the fair value method had been applied to all awards	$(0.14)	$(0.31)

In determining fair market value for options granted during 2005, the Company assumed a risk-free rate of 3%, an expected life of 5 years, volatility ranging from 2.11 to 3.11 and no expected dividends. In determining fair market value for options granted during 2004, the Company assumed a risk-free rate of 3%, an expected life of 5 years, volatility ranging from 2.11 to 3.11 and no expected dividends.

INCOME TAXES: Deferred tax assets and liabilities and the resultant provision for income taxes are determined based on the difference between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are recognized when management determines that it is more likely than not that the asset will be realized (see note 9).

NET INCOME (LOSS) PER SHARE: Basic net income (loss) per share and diluted net income (loss) per share have been computed based upon the weighted average number of common shares outstanding during the year. Assumed common stock equivalents were excluded from the net loss per share computations, as their effect is antidilutive. Common stock equivalents could potentially dilute basic earnings per share in future periods if the Company generates net income. At December 31, 2005 and 2004, there were 3,410,090 and 4,405,115 warrants issued, respectively, to purchase common stock. At December 31, 2005 and 2004, there were 1,946,431 and 1,574,375 options issued to purchase common stock, respectively. At December 31, 2005 and 2004, there were 3,173,252 and 3,268,295 preferred shares, respectively, convertible to 5,536,502 and 5,712,795 common shares. At December 31, 2005 and 2004, there were outstanding debentures convertible into 3,145,455 and 3,327,273 common shares which may dilute future EPS (see note 10).

PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of the Company and its wholly owned operating subsidiary, SinoFresh Corporation. All inter-company balances and transactions have been eliminated in consolidation.

RECLASSIFICATIONS: Certain amounts in the 2004 financial statements have been reclassified to conform to the 2005 presentation.

Recent Accounting Pronouncements

In March 2004, the Financial Accounting Standards Board (FASB) approved the consensus reached on the Emerging Issues Task Force Issue No. 03-1 (EITF 03-1), "The Meaning of Other-Than Temporary Impairment and Its Application to Certain Investments." The objective of EITF 03-1 is to provide guidance for identifying other-than-temporarily impaired investments. EITF 03-1 also provides new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, FASB issued a FASB Staff Position (FSP) EITF 03-1-1 that delays the effective date of the measurement and recognition guidance in EITF 03-1 until further notice. The disclosure requirements of EITF 03-1 are effective with this annual report for fiscal 2005. Once the FASB reaches a final decision on the measurement and recognition provisions, the Company will evaluate the impact of the adoption of the accounting provisions of EITF 03-1.

In December 2004, the FASB issued Statement of Financial Accounting Standard (SFAS) No. 123R, "Share-Based Payment." SFAS No. 123R requires employee stock options and rights to purchase shares under stock participation plans to be accounted for under the fair value method, and eliminates the ability to account for these instruments under the intrinsic value method prescribed by Accounting Principles Board (APB) Opinion No. 25, and allowed under the original provisions of SFAS No. 123. SFAS No. 123R requires the use of an option pricing model for estimating fair value, which is amortized to expense over the service periods. The requirements of SFAS No. 123R are effective for fiscal periods beginning after December 15, 2005. If the Company had applied the provisions of SFAS No.123R to the financial statements for the period ending December 31, 2005 and 2004, net loss would have increased by approximately $165,000 and $520,000, respectively. SFAS No. 123R allows for either prospective recognition of compensation expense or retrospective recognition, which may be back to the original issuance of SFAS No. 123 or only to interim periods in the year of adoption. The Company anticipates adopting the prospective method beginning in the first quarter of 2006.

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4." "SFAS No. 151 amends the guidance in ARB No. 43, "Inventory Pricing," for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) requiring that those items be recognized as current-period expenses regardless of whether they meet the criterion of "so abnormal." This statement also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The statement is effective for inventory costs incurred during the fiscal years beginning after June 15, 2005. Management does not expect this statement to have a material impact on the Company's consolidated financial position or results of operations.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29." APB Opinion No. 29, "Accounting for Nonmonetary Transactions," is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. SFAS No. 153 amends APB Opinion No. 29, eliminating the exception to fair value accounting for nonmonetary exchanges of similar productive assets and replaces it with general exception to fair value accounting for nonmonetary exchanges that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Management does not expect this statement to have a material impact on the Company's consolidated financial position or results of operations.

In March 2005, FASB issued Interpretation No. 47 (FIN 47) to clarify the guidance included in SFAS No. 143, “Accounting for Asset Retirement Obligations”. FIN 47 requires companies to recognize a liability for the fair value of a legal obligation to perform asset retirement activities that are conditional on a future event if the amount can be reasonably estimated. If amounts cannot be reasonably estimated, certain disclosures will be required about the unrecognized asset retirement obligations. FIN 47 was adopted by the Company in 2005. Adoption of this statement did not have a material impact on the Company’s consolidated financial position.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections - a replacement of APB No. 20 and SFAS No. 3”. The pronouncement requires that all voluntary changes in accounting principle be reported by retrospectively applying the principle to all prior periods that are presented in the financial statements. The statement is effective for fiscal years beginning after December 15, 2005. The Company’s financial position, results of operations or cash flows will only be impacted by SFAS No. 154 if it implements changes in accounting principles that are addressed by the standard or corrects accounting errors in future periods.

NOTE 2: Inventories

Inventories at December 31, 2005 consisted of the following:

Finished Product - nasal spray Finished Product - throat spray	$45,651 102,900
Less: Allowance for excess inventory	(35,550)
Net inventory	$113,001

The Company has an agreement with a third party, who is a registered Federal Drug Administration and a cGMP (current Good Manufacturing Practices) qualified manufacturer, to manufacture its products. This agreement expires in August 2008 unless terminated earlier by either party with 90 days notice.

NOTE 3: Furniture and Equipment

Furniture and equipment at December 31, 2005 summarized by major classification is as follows:

Furniture and Fixtures	$75,485
Computer Equipment	73,055
Warehouse Equipment	9,267
Less: Accumulated Depreciation	(78,635)
$79,172

Furniture and equipment included computer and warehouse equipment of approximately $115,000 acquired under capital lease arrangements at December 31, 2005. Depreciation expense for capitalized furniture and equipment was approximately $23,000 and $22,000 for the years ended December 31, 2005 and 2004, respectively.

NOTE 4: Patents

Patents as of December 31, 2005 consist of the following:

Patents	$3,000,000
Less: Accumulated Amortization	(711,522)
$2,288,478

Patents are being amortized over 13 years based on the estimated remaining legal life as of the date of the acquisition of such patents. Amortization expense was approximately $231,000 for each of the years ended December 31, 2005 and 2004, respectively.

The estimated aggregate amortization expense for patents for each of the succeeding five calendar years is approximately as follows:

2006	$ 231,000
2007	$ 231,000
2008	$ 231,000
2009	$ 231,000
2010	$ 231,000

The original valuation of the Company's patents was preformed by an independent valuation specialist and involved the use of estimates related to the fair value of the patents. As of December 31, 2005, the Company has evaluated it patents and has determined that there is no impairment in such asset value.

NOTE 5: Convertible Debentures and Capital Leases

On December 7, 2004, the Company obtained financing in the total amount of $1,830,000 through the sale of two-year Senior Secured 6% Convertible Debentures (the "Debentures") to various institutional and private investors. The Debentures, which mature two years from the date of issuance, are collateralized by all of the assets of the Company and its operating subsidiary, SinoFresh Corporation (including the Company's patents and trademarks); and, the Debentures are convertible at a conversion price of $.55 per share, subject to certain anti-dilution provisions contained in the terms of the Debentures (see note 10). The Company reserved the right to require conversion of the Debentures at any time after an effective registration statement if the closing bid price of the Company's stock exceeds 300% of the conversion price then in effect for a period of 20 consecutive trading days. Interest is payable quarterly in arrears in cash; however, the Company may make interest payments with common stock so long as the market price of the common stock at such time is at least 115% of the then effective conversion price. The Company's subsidiary, SinoFresh Corporation, entered into a guaranty agreement with the investors, guaranteeing the Company's performance under the financing documents.

As an inducement to the Debenture holders, 1,663,645 warrants were issued at an exercise price of $0.60. Debenture proceeds allocated to these warrants totaled $610,000 and are reflected as a debt discount against the value of the total Debenture proceeds (see note 6). The debt discount is being amortized to interest expense over the 24-month term of the Debentures.

In connection with the debentures, the Company issued 320,000 warrants to a placement agent. These warrants were valued at approximately $268,000 and are being amortized to interest expense over the 24-month term of the debentures. The Company also paid approximately $142,000 for placement agent and other closing costs related to the Debentures. These costs have been recorded as deferred debt issuance costs and are being amortized to interest expense over the 24 month term of the Debentures.

In accordance with Emerging Issues Task Force Issue Nos. 98-5 and 00-27, the convertible debentures were deemed to contain a beneficial conversion feature. The beneficial conversion feature for the debenture transaction was estimated to be approximately $1,600,000; however, the recorded amount was limited to the proceeds of the issuance, less the allocated value of warrants, or $1,220,000. Due to the Debentures being immediately convertible, the beneficial conversion feature was fully expensed to interest expense as of the date of issuance.

Under the debentures, we are prohibited from taking certain corporate actions without the written consent of the holders of the debentures, including the making of distributions on our capital stock; the redemption or repurchase of our securities; the creation of any liability or lien on our assets except borrowings existing or committed on December 6, 2004, obligations to trade creditors or financial institutions incurred in the ordinary course of business, and loans to repay the debentures; the sale or other disposition of any significant portion of our assets outside of the ordinary course of business; the loaning or the advancing of any funds or credit, except in connection with any such items in existence or committed on December 6, 2004, or made in the ordinary course of business, or that are not in excess of $50,000 if made outside the ordinary course of business; and create any contingent liabilities except those that are in existence on December 6, 2004 or are made in the ordinary course of business. At December 31, 2005, long-term debt consisted of the following:

6% Secured convertible debentures	$1,730,000
Unamortized debt discounts	(264,306)
Capital lease obligations	61,660
$1,527,354
Less current portion	(1,489,439)
$37,915
Future minimum maturities of notes payable are as follows:

Year Ended
2006	$ 1,489,439
2007	$ 23,396
2008	$ 14,519

NOTE 6: Stockholders' Equity

Common Stock

The holders of SinoFresh's common stock are entitled to equal dividends and distributions per share with respect to the common stock when, as and if, declared by the board of directors from funds legally available therefore. No holder of any shares of common stock has a pre-emptive right to subscribe for any of our securities, nor are any common shares subject to redemption or convertible into other securities. Upon our liquidation, dissolution or winding-up, and after payment of creditors and preferred shareholders, if any, our assets will be divided pro rata on a share-for-share basis among the holders of the shares of common stock. Each share of the common stock is entitled to one vote with respect to the election of any director or any other matter upon which shareholders are required or permitted to vote. We have authorized 500,000,000 shares of no par value common stock. As of December 31, 2005, there are 14,505,229 shares issued and outstanding.

During 2005, the Company issued 50,000 restricted common shares in the settlement of certain pending litigation. In addition, 13,793 Series A preferred shares were converted into 13,793 shares of common stock, 81,250 Series C preferred shares were converted into 162,500 shares of common stock and $100,000 in convertible debentures were converted into 181,816 shares of common stock.

Preferred Stock

Our Articles of Incorporation authorize the issuance of up to 200,000,000 shares of "blank check" preferred stock with such rights and preferences as our board of directors, without further shareholder approval, may determine from time to time. Of these authorized preferred shares, SinoFresh has designated 858,170 shares as Series A preferred stock, 1,500,000 shares as Series B preferred stock, and 1,250,000 shares as Series C preferred stock. All preferred stock ranks senior to common stock as to payment of dividends and distribution of assets. Series A and B preferred stock ranks junior to Series C preferred stock, and Series A preferred stock ranks junior to Series B preferred stock, as to payment of dividends and distribution of assets. All three series of preferred stock have a liquidation value of $2.00 per share. Series A preferred shares are convertible into common stock on a one-for-one basis, while Series B and C preferred shares are convertible on a two-for-one basis, and, all have voting rights equivalent to the common stock into which they are convertible. In September 2004, the shares of common stock underlying the outstanding preferred stock became eligible for resale under Rule 144.

Convertible Debentures

As of December 31, 2005, the Company had $1,730,000 in outstanding debentures convertible into 3,145,455 shares of common stock (see notes 5 and 10).

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

The Company issued warrants to two service providers in fiscal 2005 for a total of 112,000 shares of common stock., with exercise price ranging from $0.55 to $1.00 per share. The first warrant for 100,000 shares has a term of two years and immediate vesting at an exercise price of $1.00 and the other warrant for 12,000 shares has a term of five years and vests immediately at an exercise price of $0.55. Both warrants contain registration rights. These warrants were valued at approximately $23,000.

We have outstanding additional warrants to purchase a total of 1,314,445 shares of common stock. The warrants were issued in private placements and to consultants and vendors in respect of services. The warrants have exercise prices ranging from $0.29 to $7.00 per share, and expire at varying times from June, 2007 through September, 2009. The warrants contain registration rights.

The weighted average exercise price of the Company’s 3,410,090 outstanding warrants as of December 31, 2005 is $1.60.

Stock Options

The Company issued options to three service providers in fiscal 2005 to purchase a total of 120,000 shares of common stock, with exercise prices ranging from $0.60 to $1.00. These options have vesting periods ranging from immediate to one year and expire in five years. Also in 2005, we restructured a previously issued option, resulting in a reduction in exercise price from $1.00 to $0.55 and an increase in common shares to be acquired with this option from 27,500 to 55,556.

We have additional outstanding options to purchase 242,125 shares of common stock to independent consultants at exercise prices ranging from $1.00 to $1.50 per share. All of these options are currently exercisable and expire at varying times between September 1, 2008 and July 7, 2009.

The weighted average exercise price of the Company’s 417,681 outstanding non-plan stock options as of December 31, 2005 is $0.84.

Plan Stock Options

We have reserved for options under our 2002 Stock Option Plan 3,000,000 shares of common stock. As of December 31, 2005, there were outstanding options under the Plan for 1,528,750 shares of common stock, at exercise prices ranging from $0.25 to $1.70 per share.

Plan stock option activity was as follows during the years ended December 31, 2005 and 2004.

	Options	Weighted Average Exercise Price
Outstanding at December 31, 2003	831,000	$1.00
Options granted	555,000	$1.03
Exercised	--	--
Expired or cancelled	(81,250)	$1.00
Outstanding - December 31, 2004	1,304,750	$1.01
Options granted	266,500	$0.51
Exercised	--	--
Expired or cancelled	(42,500)	$0.97
Outstanding - at December 31, 2005	1,528,750	$0.92
Exercisable as of December 31, 2005	998,084	$0.99

The range of exercise prices for options outstanding at December 31, 2005 was $0.25 to $1.70. The following table summarizes information about options outstanding at December 31, 2005:

Exercise Price	Number of Shares	Weighted Average Contractual Life (in years)	Exercisable Options
$0.25	50,000	4.83	0
$0.57	214,000	4.08	0
$0.75	150,000	3.83	100,000
$1.00	1,014,750	2.78	864,750
$1.33	50,000	3.33	16,667
$1.70	50,000	3.00	16,667
	1,528,750	3.15	998,084

NOTE 7: Related Party Information

A director of the Company is the principal owner of a law firm that provided services to the Company in 2004. The expenses incurred to that law firm were $20,000 for the year ended December 31, 2004. As of December 31, 2005, the Company had $100,000 recorded in accounts payable and accrued liabilities due to this firm.

The Company leases its current facility from an entity currently controlled by one of the Company's officers. Rent related to this facility totaled $77,000 for each of the years ended December 31, 2005 and 2004 (see note 8). As of December 31, 2005, the Company had approximately $13,000 recorded in accounts payable due to this entity.

Prior to June 2004, the Company rented a condominium, on a month to month basis, from an officer and director for the amount of $1,250 per month. The Company utilized the condominium for corporate housing. Total rent expensed in 2004 was $6,250.

NOTE 8: Commitments and Contingencies

The Company entered into a five-year agreement to lease a new headquarters facility for a base rate of $5,998 per month plus sales tax, effective April 2003, but did not move in or incur expenses until August 2003. The property is leased from a company owned by an officer/shareholder of the Company. The lease provides for two additional five-year terms with the Company. The Company expensed approximately $77,000 for each of the years ended December 31, 2005 and 2004, related to this lease.

The Company is subject to operating leases for the use of certain office equipment. Rental expense under these leases, amounted to approximately $11,000 for both the years ended December 31, 2005 and 2004, respectively. Future minimum noncancellable lease payments under the Company’s operating leases are as follows:

2006	$79,000
2007	$72,000
2008	$42,000

Effective March 1, 2003, the Company entered into a three-year master broker agreement with a national company. Under this contract the master broker became the Company's exclusive broker, with minor exception, to all retail accounts in the United States Effective August 31, 2005, this agreement was terminated subject to the condition that the Company fulfills a payment plan for amounts due as of August 31, 2005. If the Company fails to make the payment, then the original terms of the agreement will be reinstated. The Company incurred approximately $197,000 and $197,000 of fees for broker related services for the year ended December 31, 2005 and 2004, respectively, and are included in cost of goods sold in the accompanying consolidated statements of operations.

The Company has an employment agreement with its Chief Executive Officer (CEO), which provides, among other things, that if the Company issues additional shares, the CEO shall receive options for the purchase of shares of the Company such that the CEO shall maintain no less than 15% ownership of the Company.

On February 20, 2004, a law suit was filed in the U.S. District Court, Middle District of Florida, Ft. Myers Division, Case No. 04-CV-95-FTM-29 SPC, styled Hawkins, et al. vs. Charles Fust, et al., and an amended complaint was filed on March 3, 2004 which merely changed allegations directed toward the location where the action may be heard and noted that SinoFresh is a Florida corporation. This legal proceeding was moved to the U.S. District Court located in Tampa, Florida. The plaintiffs include Stephen Bannon and David Otto, directors of SinoFresh, as well as other purported shareholders of SinoFresh. The defendants are Charles Fust, Stacey Maloney -Fust, P. Robert DuPont, Russell R. Lee, III (the company's former CFO), and SinoFresh HealthCare, Inc. The complaint asserted claims based on federal securities law violations and breach of fiduciary duty.

In December 2005, the parties to the complaints entered into two settlement agreements resolving all outstanding issues in the litigation. The first settlement agreement was entered into among all of the plaintiffs and defendants and contained the following principal provisions: (i) the forgiveness by the law firm of Greenberg Traurig P.A of all outstanding legal fees owed by the Company to Greenberg Traurig (approximately $240,000), (ii) the payment of $200,000 by Greenberg Traurig to the Company, (iii) the Company's issuance of 37,500 shares of common stock to certain of the plaintiffs, and (iv) the release of all claims between the parties to the litigation.

The second settlement agreement was entered into between Company and the law firm of David B. Haber, P.A. ("Haber"), the counsel for certain of the plaintiffs. The Haber Settlement Agreement contains the following principal provisions: (i) the payment of $25,000 by the Company to Haber, (ii) the Company's issuance of 120,000 shares of common stock to Haber, (iii) the Company's issuance to Haber of options to purchases 40,000 shares of common stock (which options can be exercised immediately at an exercise price of $0.25 per share), and (iv) the release of claims of the plaintiffs and Haber against the Company for reimbursement of legal fees.

The settlements reached by the parties to this lawsuit were accepted by the Court and the case was ordered by the Judge to be closed on February 2, 2006.

In 2003, the Company issued 10,768,490 shares of common stock, 858,170 shares of Series A preferred stock, 1,500,000 shares of Series B preferred stock, and 1,218,711 shares of Series C preferred stock in connection with the acquisition by merger of the Company's predecessor. The Company has been unable to obtain documentation which conclusively establishes that the issuance of these shares was exempt from registration under the Securities Act of 1933. Because this documentation is not available, it is possible that the Company's issuance of shares in connection with the merger may not have been in compliance with the registration provisions of the federal and state securities laws. As a result, the Company could be exposed to claims for rescission by shareholders who received shares in the merger. Although the Company would vigorously defend against any such actions, litigation may be costly and there is no assurance of the outcome. If the Company were not successful in the defense of these claims, the cost of repurchasing the shares could be material.

From time to time, the Company is subjected to other litigation or proceedings in connection with its business, as either a plaintiff or defendant. There are no such pending legal proceedings to which the Company is a party that, in the opinion of management, is likely to have a material adverse effect on the Company's business, financial condition or results of operations.

NOTE 9: Income Taxes

At December 31, 2005, net operating losses available to be carried forward for federal income tax purposes are approximately $10 million expiring in various amounts through 2025. Utilization of SinoFresh's net operating losses may be subject to substantial annual limitation in the event of ownership changes under regulations of the Internal Revenue Code and similar state provisions. Such annual limitation could result in the expiration of the net operating loss before utilization.

The Company's tax expense (benefit) differs from the "expected" tax expense (benefit) as follows:

	2005	2004
Computed "expected" tax expense (benefit)	$(670,624)	$(1,394,673)
Losses for which no benefit is recorded	689,949	1,395,097
Non-deductible	19,325	(453,879)
	$-0-	$-0-

A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company has established a valuation allowance for the entire deferred tax asset due to recurring losses since the Company's inception.

	2005	2004
Deferred tax assets:
Net operating loss carry forwards	$3,260,236	$2,563,347
Less: valuation allowance	(3,260,236)	(2,563,347)
Net deferred tax asset	$-0-	$-0-

NOTE 10: Subsequent Events

In February 2006, the Company issued a total of 420,000 common shares to certain service providers at an agreed value of $0.25 per share. The Company issued these shares under a registration statement on Form S-8. As a result of the issuance of these shares, and due to the anti-dilution provisions of the Company’s outstanding debentures, the conversion price and number of shares issuable under the debentures have been adjusted. In particular, the conversion price of the remaining $1,730,000 debentures has been reduced from $0.55 per share to $0.25 per share and the number of shares issuable under these debentures has been increased from 3,145,455 shares to 6,920,000 shares. The adjustment to the conversion price had no affect on bond discount or interest expense related to the beneficial conversion feature, which was recorded in 2004.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

ITEM 8A. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, SinoFresh carried out an evaluation of the effectiveness of the design and operation of SinoFresh's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934). This evaluation was carried out under the supervision and with the participation of SinoFresh's management, including SinoFresh's Chief Executive Officer and Chief Financial Officer, who concluded that SinoFresh's disclosure controls and procedures were effective as of December 31, 2005.

During the fourth fiscal quarter of the period covered by this report, there were no changes in SinoFresh's internal control over financial reporting that materially affected or is reasonable likely to materially affect SinoFresh's internal control over financial reporting.

ITEM 8B.  OTHER INFORMATION

None

PART III

ITEM 9.	DIRECTORS AND EXECUTIVE OFFICERS

SinoFresh's directors and executive officers are as follows:

Name	Position	Appointment
Charles A. Fust	Chairman, Chief Executive Officer, Director	November, 2002
Scott M. Klein	Chief Financial Officer, Secretary	November, 2004
Stacey Maloney-Fust	Senior Vice President, Assistant Secretary, Director	September, 2003
P. Robert DuPont	Director	November, 2002
Stephen Bannon	Director	September, 2003
David Otto	Director	October, 2002

Charles A. Fust, Chief Executive Officer (CEO) and Chairman of the Board of Directors. Mr. Fust, age 62, is a chemical engineer, whose research has resulted in various domestic and international patents, including the patents underlying the SinoFresh nasal product. Mr. Fust began the development of SinoFresh's first product in 1989. His expertise in the health care community has provided him with the opportunity to chair various health care boards, mainly Otorhinolaryngology related. Mr. Fust's business background covers ownership and management in international companies. Mr. Fust has been the Chief Executive Officer and Chairman of SinoFresh Laboratories, LLC from 1999 until acquired in 2002, Chief Executive Officer and Chairman of SinoFresh from November 2002 to the present. He holds a bachelor degree in Chemical Engineering from Auburn University and has a professional affiliation with the American Association of Pharmaceutical Scientists. Mr. Fust is the spouse of Stacey Maloney-Fust.

Scott M. Klein, Chief Financial Officer and Secretary. Mr. Klein, age 42, has 20 years experience in financial administration for private industry and in public accounting. Mr. Klein joined SinoFresh in April, 2004 as a Controller and was promoted to Chief Financial Officer in November, 2004. Prior to joining SinoFresh, Mr. Klein served three years as the CFO for ParView, Inc., a privately held manufacturer of GPS technology for the golf industry. From 1992 to 2001, Mr. Klein was the Corporate Controller for Elcotel, Inc., a publicly-held manufacturer of computerized "smart" pay telephones. Prior to his private industry experience, Mr. Klein spent five years as an auditor in public accounting at both Ernst & Young and Grant Thornton. Mr. Klein is a Certified Public Accountant, licensed in the State of Florida and has a degree in Managerial Accounting from the University of Wisconsin - Stevens Point.

Stacey Maloney-Fust, Senior Vice President, Assistant Secretary, Director. Ms. Maloney-Fust, age 41, joined SinoFresh HealthCare, Inc. in July 2003. She has 15 years experience in the financial industry. For several years in New York City she worked as an Executive Assistant for the President of AIG Global Investors, Inc., and as an Executive Assistant for the General Partner of Sandler Capital Management.  Ms. Fust passed the NASD Series 7, 63, and 65 licensing examinations and became a Financial Advisor for Salomon Smith Barney and most formerly with UBS before starting with SinoFresh in the second half of 2003. Ms. Fust is currently enrolled in pre-med at the University of South Florida and is the wife of Charles Fust.

P. Robert DuPont, Director. Mr. DuPont, age 41, has over twenty years of experience in the bio-pharmaceutical and life sciences industries. Mr. DuPont resigned his position as Executive Vice President of SinoFresh in August 2005 in order to start up a new company which provides specialized coating materials designed to detect hazardous material leaks. Mr. DuPont was with SinoFresh and its predecessors since June of 2001. Prior to joining SinoFresh, Mr. DuPont founded and acted in the capacity of CEO of UltraPure Group Limited. UltraPure Group Limited provided integrated services to multi-national pharmaceutical companies, which included design services, regulatory consultation, and contract staffing. He founded the company in 1993 and sold his interest in the company in 2001. He is a member of the International Society of Pharmaceutical Engineers and has presented various lectures on the topic of pharmaceutical process design. Mr. DuPont is also a member of the American Association of Pharmaceutical Scientists.

Stephen Bannon, Director. Mr. Bannon, age 52, has been a director of SinoFresh since September 2003. He is currently associated with American Vantage Media. Prior to his affiliation with American Vantage Media, Mr. Bannon was employed at Jeffries & Company, Inc. during the period July 2000 to April 2002 and with "The Firm" from May 2002 to March 2003. Prior to this, Mr. Bannon was employed by SG Cowan Securities Corporation from July 1998 to March 2000. Mr. Bannon received his MBA from Harvard University. He received his undergraduate degree from Virginia Polytechnical Institute's College of Architecture and has a graduate degree in Government from Georgetown University.

David Otto, Director. Mr. Otto, age 47, has been a director of SinoFresh since September 2003. In July of 1999, Mr. Otto founded The Otto Law Group, PLLC, in Seattle, Washington. Mr. Otto is currently a member of the Board of Directors of Vocalscape Networks, Inc., Renaissance Window Fashions, Inc., Avisere, Inc., TechAlt, Inc., and Saratoga Capital Partners, Inc.  Mr. Otto is admitted to practice law in New York and Washington.  Mr. Otto graduated from Harvard University in 1981 with his B.A. in Government and was the recipient of the Harvard-Shrewsbury Fellowship, and his J.D. from Fordham University School of Law in 1987.

Our directors are elected at the annual meeting of the shareholders and serve until their successors are elected and qualified, or their earlier resignation or removal. Officers are appointed by the board of directors and serve at the discretion of the board of directors or until their earlier resignation or removal.

Director's Compensation

The Company does not currently have a compensation plan for persons serving as directors of the Company. However, in March 2006, the board of directors voted to approve directors fees for services performed prior to 2006, in the amount of $42,500, payable in the form of common stock of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires directors and executive officers, and persons who own 10% or more of SinoFresh common stock, to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than 10% stockholders are required to furnish the Company with copies of all Section 16(a) forms they file. Based solely on a review of the copies of such forms furnished to the Company, SinoFresh has determined that a form 4 related to the grant of stock options was filed late for our Chief Executive Officer, Chief Financial Officer, Senior Vice President and the Executive Vice President.

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

If the Company makes any substantive amendments to the Code of Ethics, or grants any waiver, including any implicit waiver, from a provision of the Code of Ethics to the Chief Executive Officer or the Chief Financial Officer, the Company will disclose the nature of such amendment or waiver in a report on Form 8-K.

Audit Committee and Audit Committee Financial Expert

Three members of the Company's Board of Directors, Charles Fust, P. Robert DuPont and Stacey Maloney-Fust, currently serve as the audit committee. The Audit Committee does not currently have a financial expert. It is the company's goal to add at least one director who is a financial expert, but the company has been unable to identify an acceptable candidate who meets this requirement who is willing to serve as director.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth all the compensation earned by the Company's Chief Executive Officer and each other officer who earned greater than $100,000 in total salary and bonuses during the 2005 fiscal year (collectively, the "Named Executive Officers").

SUMMARY COMPENSATION TABLE

		Annual Compensation(1)		Long-Term Compensation Awards
Name And Principal	Fiscal			Securities	All Other
Position	Year	Salary	Bonus	Underlying Options	Compensation
Charles A. Fust	12/31/05	$180,000	$100,000	75,000	$14,160
Chairman and Chief	12/31/04	180,000	-0-	-0-	15,286
Executive Officer	12/31/03	150,388	-0-	-0-	14,744
Scott M. Klein(2)	12/31/05	110,000	25,000	50,000	-0-
Chief Financial	12/31/04	62,141	10,000	200,000	-0-
Officer and Secretary	12/31/03	-0-	-0-	-0-	-0-
___________________________

(1)
The amounts reflected in the above table as "annual compensation" do not include any amounts for perquisites and other personal benefits extended to the Named Executive Officers. The aggregate amount of such compensation for the Named Executive Officer is less than 10% of the total annual salary and bonus.

(2)	Mr. Klein served as the Company's Controller from April 2004 until assuming the Chief Financial Officer position in November 2004.

Stock Options Granted in Fiscal 2005

The following table sets forth certain information concerning grants of options made during fiscal 2005 to the Named Executive Officers.

Name	Number of Securities Underlying Options Granted(#)	Percent of Total Options Granted to Employees in 2005	Exercise or Base Price ($/SH)	Grant Value Based on Black-Scholes Valuation Method	Expiration Date
Charles A. Fust	75,000	28%	$0.57	$28,200	1/31/10
Scott M. Klein	50,000	19%	$0.25	$11,794	11/1/10

Aggregate Stock Option Exercises and Year-End Option Value Table

The following table sets forth certain information concerning option exercises in fiscal 2005, the number of stock options held by the Named Executive Officers as of December 31, 2005 and the value (based on the fair market value of a share of stock at fiscal year-end) of in-the-money options outstanding as of such date.

	Number of Shares Acquired on	Value	Number of Unexercised Options Held at Fiscal Year-End(#)		Value of Unexercised In-the-Money Options at Fiscal Year-End(1)
Name	Exercise (#)	Realized ($) (1)	Exercisable	Unexercisable	Exercisable	Unexercisable
Charles A. Fust	-0-	N/A	-0-	75,000	N/A	N/A
Scott M. Klein	-0-	N/A	116,667	133,333	N/A	N/A
___________________________

(1)
Options are in-the-money if the fair market value of the common stock exceeds the exercise price of the option. The closing sale price for the Company's common stock as reported by the NASDAQ Trading and Market Services on December 31, 2005 was $0.22 per share.

Employment Agreements

Charles Fust is employed as the Company's Chief Executive Officer under an employment agreement dated December 1, 2002. The employment agreement has a term of five years and is renewable upon mutual agreement of the parties. Under that agreement, he is entitled to a base salary, as adjusted, of $180,000 annually and 5.0% of net earnings before taxes. In addition, Mr. Fust is entitled to receive a car allowance of $1,000 per month. The agreement also provides that the Company and Mr. Fust enter into a stock option agreement under which he would be provided anti-dilution rights so that Mr. Fust's equity ownership of the Company, on a fully diluted basis, will be no less than 15% so long as the total outstanding shares on a fully diluted basis are less than 100,000,000. The agreement also prohibits Mr. Fust from competing with the Company for a period of three years upon cancellation of the employment agreement.

 The Company has an employment agreement with Scott M. Klein, the Chief Financial Officer and Secretary, which provides for a 3-year term commencing as of November 1, 2004 with an annual salary of $110,000, increasing to $120,000 on January 1, 2006 and $135,000 on January 1, 2007. In connection with the employment agreement, Mr. Klein was granted a 5-year option for 150,000 shares of common stock with an exercise price of $.75 per share (which was the closing sale price of the stock on November 1, 2004), vesting immediately as to 75,000 shares and the remaining 75,000 shares will vest ratably over 3 years commencing on November 1, 2005. In addition, Mr. Klein will be granted additional 5-year options for 50,000 shares on November 1, 2005 and on November 1, 2006, each at an exercise price that is the closing sale price of the Company's common stock on such dates, and these additional options will vest ratably over three years commencing on the date of grant.

 Director's Compensation

Directors received a fixed amount for attendance at each meeting. For 2004 and 2005, the Board approved the payment of $2,500 per calendar quarter to be paid to each of the outside Directors to be paid in the form of common stock. Directors may also serve the company in other capacities as an officer, agent or otherwise, and may receive compensation for their services in such other capacity. Board members are reimbursed for reasonable travel expenses.

Stock Option Plan

The Company's Compensation Committee and the Board of Directors currently administer the 2002 Stock Option Plan (Plan). The Plan provides for the grant of options (incentive and non-statutory), to officers, employees and independent contractors capable of contributing to the Company's performance. The Company has reserved an aggregate of 3,000,000 shares of common stock for grants under the Plan. Incentive stock options may be granted only to employees eligible to receive them under the Internal Revenue Code of 1986, as amended. As of December 31, 2005, the Company had outstanding non-statutory options for 1,528,750 shares of the Company's common stock. These options have a term of five years from the date of grant, unless earlier terminated in accordance with the provisions of the Plan and applicable stock option agreements. The exercise prices of all of the options granted as of December 31, 2005 range from $0.25 to $1.70 per share. The options generally have scheduled vesting except for options for 451,000 shares, which either vested immediately upon grant or were subsequently accelerated by the Board. Upon expiration or termination of unexercised options, the unpurchased shares subject to such options will again be available for purposes of the Plan.

REPORT OF THE COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS ON EXECUTIVE COMPENSATION

General

During fiscal year 2005 and currently, Charles Fust, P. Robert DuPont and Stacey Maloney-Fust constitute the Compensation Committee. Mr. Fust and Ms. Maloney-Fust are employee-directors of the Company. Mr DuPont was an employee-director until his resignation as an employee in August 2005.

The Board of Directors, upon recommendations made by the Compensation Committee, determines option grants. The Board monitors corporate performance and its relationship to compensation for executive officers and makes determinations concerning matters of executive compensation. The Compensation Committee determines salaries and incentive cash bonuses for non-executive employees.

Compensation Philosophy

The Company has developed and implemented a compensation program that is designed to attract, motivate, reward and retain the broad-based management talent required to achieve the Company's business objectives and increase shareholder value. There are two major components of the Company's compensation program: base salary and incentives, each of which is intended to serve the overall compensation philosophy.

Base Salary

The Company's salary levels for executive officers, including its Chief Executive Officer, are intended to be consistent with competitive pay practices of similarly-sized companies within the industry. In determining executive officers' salaries, the board considers level of responsibility, competitive trends, the financial performance and resources of the Company, general economic conditions, as well as factors relating to the particular individual, including overall job performance, level of experience and prior service, ability, and knowledge of the job.

Incentives

Incentives consist of stock options and performance bonuses paid in cash. The board strongly believes that the compensation program should provide employees with an opportunity to increase their ownership and potential for financial gain from increases in the Company's stock price. This approach closely aligns the best interests of shareholders and, executives and employees. Therefore, executives and other employees are eligible to receive stock options, giving them the right to purchase shares of the Company's common stock at a specified price in the future. Currently, upon recommendations made by the Compensation Committee, the Board determines stock option grants. The grant of options is based primarily on an individual's past performance and potential future contribution to the Company's growth and profitability.

Respectfully submitted, THE COMPENSATION COMMITTEE

By:	/s/ Charles A. Fust
Charles A. Fust

By:	/s/ P. Robert DuPont
P. Robert DuPont

By:	/s/ Stacey Maloney-Fust
Stacey Maloney-Fust

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of our shares of voting stock as of February 27, 2006 by: (i) each person who is known by us to beneficially own more than 5% of the issued and outstanding shares of common stock; (ii) the Chairman and Chief Executive Officer; (iii) the directors; and (iv) all of the executive officers and directors as a group. For purposes of the beneficial ownership calculations below, the Series A preferred stock, which is convertible into common stock on a 1-for-1 basis, and the Series B and Series C preferred stock, which are convertible into common stock on a 2-for-1 basis are included on an as converted basis, such that the total issued and outstanding voting stock becomes 20,661,731. Unless otherwise indicated, the persons named below have sole voting and investment power with respect to all shares beneficially owned by them, subject to community property laws where applicable.

Name of Beneficial Owner(1)(2)	No. of shares	Percentage

Charles A. Fust, Chairman and Chief Executive Officer	7,934,734(3)	38.26%
Scott M. Klein, Chief Financial Officer, Secretary	133,334(5)	*
Stacey Maloney-Fust, Senior Vice President and a Director	58,334(10)	*
David Otto, Director(6)	270,000	1.31%
Stephen Bannon, Director(7)	425,000(8)	2.05%
P. Robert DuPont, Director	424,000(4)	2.04%
Moty Hermon	1,229,723(9)	5.95%
David N. Macrae Trust	1,285,990 (11)(12)	6.03%
David N. Macrae	1,852,657(13)	8.65%
All officers and directors as a group (6 persons)	9,187,068(14)	43.57%
_____________________
*Represents less than 1% of all issued and outstanding voting stock of SinoFresh.

(1) Unless otherwise noted, the address of each person or entity listed is c/o SinoFresh HealthCare, Inc., 516 Paul Morris Drive, Englewood, FL 34223.
(2) Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants or convertible securities that are currently exercisable or exercisable within 60 days of February 27, 2006, are deemed outstanding for computing the percentage of the person holding such options, warrants or convertible securities but are not deemed outstanding for computing the percentage of any other person. Except as indicated by footnote and subject to community property laws where applicable, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

(3) Represents 4,851,400 shares of common stock owned by the Charles Fust Family Limited Partnership, for which a corporation Mr. Fust owns is the general partner; 3,000,000 shares of common stock issuable upon conversion of 1,500,000 shares of Series B preferred stock held by the Charles Fust Family Limited Partnership, which shares of Series B preferred stock vote on an as converted basis; 25,000 shares of common stock issuable pursuant to options exercisable within the next 60 days; 5,000 shares of common stock owned by his spouse; and 53,334 shares of common stock issuable pursuant to options exercisable by his spouse, Stacey Maloney-Fust, within the next 60 days.
(4) Represents 250,000 shares of common stock, 10,000 shares of common stock issuable upon conversion of 10,000 shares of Series A preferred stock, and 164,000 shares of common stock issuable pursuant to options exercisable within the next 60 days.
(5) Represents 133,334 shares of common stock issuable pursuant to options exercisable within the next 60 days.
(6) Mr. Otto's address is 601 Union Street, Suite 4500, Seattle, WA 98101.
(7) Mr. Bannon's address is 1819 Colorado Avenue, Santa Monica, CA 90404.
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
(10) Represents 5,000 shares of common stock and 53,334 shares of common stock issuable pursuant to option exercisable within the next 60 days. Excludes 7,934,734 beneficially owned by her spouse, Charles Fust, an executive officer and director of the Company.
(11) Represents 604,170 shares of common stock, 227,274 shares of common stock issuable pursuant to warrants exercisable within the next 60 days, and 454,546 shares of common stock issuable upon conversion of a debenture that is convertible within the next 60 days.
(12) Mr. Macrae's address is 621 Casey Key Rd, Nokomis, FL 34275.
(13) Represents 500,000 shares of common stock, 66,667 shares of common stock purchase warrants that are exercisable within the next 60 days, and the following securities held by the David N. Macrae Trust for which Mr. Macrae is the trustee: 604,170 shares of common stock, 227,274 shares of common stock issuable pursuant to warrants exercisable within the next 60 days, and 454,546 shares of common stock issuable upon conversion of a debenture that is convertible within the next 60 days.
(14) Represents 5,751,400 shares of common stock; 3,000,000 shares of common stock issuable upon conversion of 1,500,000 shares of Series B preferred stock; 10,000 shares of common stock issuable upon conversion of 10,000 shares of Series A preferred stock; and 425,668 shares of common stock issuable upon exercise of outstanding options that are exercisable within the next 60 days.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

SinoFresh leases its facility at 516 Paul Morris Drive, Englewood, Florida, from Fust Real Estate Ventures, LLC, which is owned 50% by Charles Fust, the Chairman and CEO, and 50% by Stacey Maloney-Fust, Senior Vice President, Assistant Secretary, and a member of our board of directors. Prior to an assignment, our lease was with DuPont and Fust Real Estate Ventures, LLC, which was owned 50% by P. Robert DuPont, the former Vice President of Research & Development and a current member of our board of directors, and 50% by Charles Fust, the Chairman and CEO. The lease has a 5-year term at a base rent of $5,998.00 per month (plus sales tax), effective April 2003. The lease provides for two additional five-year terms at the option of SinoFresh. As of December 31, 2005, the Company had $14,079 accrued for unpaid rent.

The Otto Law Group, PLLC, Seattle, Washington, represented the Company and SinoFresh - Delaware on legal matters and billed the Company for legal services pursuant to an engagement agreement. David Otto of The Otto Law Group, PLLC, is a shareholder and a member of the Board of Directors of the Company and was formerly the Company's General Counsel and Secretary. In fiscal 2005 and 2004, The Otto Law Group, PLLC billed the Company approximately $0 and $20,000, respectively for legal fees and expenses. There was $100,000 in outstanding fees payable to this entity as of December 31, 2005.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

A.	Exhibits

The exhibits in the accompanying Exhibit Index are filed as part of this Report on Form 10-KSB or are incorporated by reference.

B.	Reports on Form 8-K

Form	Description	Filing Date
8-K	Press Release: Third Quarter 2005 Financial Results	11/16/05
8-K	Entry into a Material Definitive Agreement, Unregistered	12/14/05
Sales of Equity Securities and Press Release related to Same
8-K	Entry into a Material Definitive Agreement and Unregistered	12/20/05
Sales of Equity Securities

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The Company was billed by its accountants approximately $96,000 and $188,000 during the years ended December 31, 2005 and 2004, respectively for fees and expenses related to professional services rendered in connection with the year end audits of the consolidated financial statements and reviews of the quarterly consolidated financial statements.

Audit-Related Fees

The Company was not billed any additional fees that are not disclosed under audit fees in each of the last two calendar years for assurance and related services that are reasonably related to the performance of the audit or review of the Company's consolidated financial statements.

Tax Fees

Fees for tax compliance, tax advice and tax planning, including the preparation of certain tax returns for the years ended December 31, 2005 and 2004 were approximately $4,000 and $18,000, respectively.

All Other Fees

There have been no other material fees charged for accounting products or services other than those described above for the years ended December 31, 2005 and 2004.

Audit Committee Pre-Approval Process, Policies and Procedures

The appointment of Moore Stephens Lovelace, P.A. was approved by the Board of Directors as the principal auditors for the Company. Three members of the Company's Board of Directors, Charles Fust, P. Robert Dupont and Stacey Maloney-Fust, currently serve as the audit committee until the Company is able to recruit independent directors with the appropriate financial experience and/or background to serve on such committee and who are truly independent from internal and external influences, as well as independent under NASDAQ or AMEX rules. Although two directors, Messrs. Stephen Bannon and David Otto, are non-employee directors, the Board of Directors of the Company did not formally appoint by resolution or otherwise an audit committee until March 29, 2004. When independent directors with the appropriate financial background join the board, the board plans to establish a new audit committee, which will then adopt an appropriate charter and pre-approval policies and procedures in connection with services to be rendered by the independent auditors.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, SinoFresh HealthCare, Inc. has duly caused this annual report to be signed on its behalf by the undersigned thereunto duly authorized.

SINOFRESH HEALTHCARE, INC.

Date: March 30, 2006	By:	/s/ Charles A. Fust
Charles A. Fust
Chairman of the Board and Chief Executive Officer (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on its behalf of SinoFresh HealthCare, Inc. and in the capacities indicated.

Signature	Title	Date
/s/ Charles A. Fust	Chairman of the Board and Chief Executive Officer	March 30, 2006
Charles A. Fust	(Principal Executive Officer)

/s/ Scott M. Klein	Chief Financial Officer and Secretary	March 30, 2006
Scott M. Klein	(Principal Financial Officer)

/s/ Stacey Maloney-Fust	Senior Vice President; Assistant Secretary; Director	March 30, 2006
Stacey Maloney-Fust

/s/ P. Robert DuPont	Director	March 30, 2006
P. Robert DuPont

Exhibit Index

Exhibits

Number	Description
2.1	Merger Agreement dated September 8, 2003 (1)
3.1	Articles of Incorporation (2)
3.1.1	Amendment to Articles of Incorporation (3)
3.2	Bylaws (2)
3.2.1	Amendment to Bylaws(10)
4.1	Form of Common Stock Registration Rights Agreement (3)
4.2	Common Stock Registration Rights Agreement with D&J Properties (3)
4.3	Registration Rights Agreement with InvestLinc Equity Fund II, LP, InvestLinc Emerging Growth Equity Fund I, LLC and The Invest Line Group, Inc. dated November 15, 2002 (4)
4.4	Form of 2003 Warrant Agreement issued to warrant investors for 1,333,970 warrants, dated September 8, 2003(4)
4.5	Cancelable Warrant Agreement with Dave Macrae Trust dated September 1, 2003 (4)
4.6	2004 Warrant Agreement with Dave Macrae Trust dated as of September 1, 2004 (4)
4.7	Warrant Certificate dated November 15, 2002 in favor of The InvestLinc Group (4)
4.8	Warrant issued to BestBet Media Group, Inc., dated October 1, 2004 (6)
4.9	Warrant issued to Reno Rolle, dated August 19, 2004. (6)
4.10	Warrant issued to Ed McMahon, dated October 1, 2004. (6)
4.11	Registration Rights Agreement with Reno Rolle, dated August 19, 2004. (6)
4.12	Registration Rights Agreement with BestBet Media Group, Inc., dated October 1, 2004. (6)
4.13	Form of Warrant issued to Debenture investors for a total of 1,663,645 shares of common stock, dated December 6, 2004 (7)
4.14	Registration Rights Agreement with Debenture investors, dated December 6, 2004. (7)
4.15	Warrant issued to Bristol Investment Partners I, dated September 8, 2003(8)
4.16	Warrant issued to Bristol Investment Partners I, dated September 8, 2003(8)
4.17	Warrant issued to Bristol Investment Partners LP I, as of December 6, 2004(8)
4.18	Warrant issued to Michael Gottlieb, dated January 5, 2005(8)
4.19	Warrant issued to Michael Gottlieb, dated January 5, 2005(8)
4.20	Form of Warrant issued to Medical Advisory Board(8)
4.22	Warrant issued to D&J Properties, LLC, dated June 19, 2003(8)
4.23	Warrant issued to D&J Properties, LLC, dated June 19, 2003(8)
4.24	Warrant issued to David N. Macrae, dated as of September 1, 2003(8)
4.25	Warrant issued to Tim Kepler, dated as of November 7, 2003(8)
4.26	Form of Debenture issued to Debenture investors, dated December 6, 2004 (7)
4.27	Warrant issued to Adsouth Partners, Inc., dated February 24, 2005 (11)
4.28	Registration Rights Agreement with Adsouth Partners, Inc., dated February 24, 2005 (11)
4.29	Non-qualified Stock Option Agreement issued to Thomas Fitzgerald, dated May 31 2005 (12)
4.30	Non-qualified Stock Option Agreement issued to W. Randolph Warner, dated November 7, 2005*
4.31	Warrant issued to CAM-Global, dated August 26, 2005 (13)
4.32	Non-qualified Stock Option Agreement issued to Cynthia Dunn, dated August 30, 2005 (13)
10.1	Contract Manufacturing Agreement between SinoFresh HealthCare, Inc. and AccuMed, Inc. (3)
10.2	Agreement with Bristol Investment Group, Inc. dated February 7, 2003 (3)
10.3	Employment Agreement with Charles Fust dated December 1, 2002 (3)
10.5	Proprietary Development, Right of First Refusal and Acquisition Agreement with SinoFresh Research Laboratories, LLC (3)
10.8	National In-Store Agreement dated November 21, 2002 (3)
10.9	National In-Store Sales and Broker Agreement dated March 27, 2003 (3)
10.10	Agreement with David Farr dated October 9, 2003 (3)
10.11	Accounts Receivable Financing Agreement with Alliance Financial Capital, Inc. (3)
10.12	Agreement with Rubenstein Communications, Inc., dated March 18, 2003 (3)
10.13	Lease Agreement with DuPont & Fust Real Estate Ventures, LLC dated April 1, 2003 (9)
10.14	Allonge to Promissory Note dated February 1, 2001, in favor of Invest Linc Equity Fund II (4)
10.15	Allonge to Promissory Note dated February 1, 2001, in favor of Invest Linc Emerging Growth Equity Fund I, LLC (4)
10.16	Assumption Agreement dated November 15, 2002 in favor of Invest Linc Equity Fund II, Invest Linc Emerging Growth Equity Fund I, LLC (4)
10.17	Consulting Agreement with The Invest Linc Group, LLC dated November 15, 2002 (4)
10.18	Stock Purchase Agreement dated November 15, 2002 with Invest Linc Equity Fund II, Invest Linc Emerging Growth Equity Fund I, and The Invest Linc Group (4)
10.19	SinoFresh HealthCare, Inc. 2002 Stock Option Plan (3)
10.19.1	Form of Non-Qualified Stock Option Agreement for 2002 Stock Option Plan(10)
10.20	Agreement with Moty Herman dated October 21, 2003 (4)
10.21	Agreement between Charles Fust and Moty Herman dated October 22, 2003 (4)
10.22	Supplemental Letter Agreement with Moty Herman dated October 28, 2003 (4)
10.23	Letter Agreement from Charles Fust dated April 12, 2003 re Moty Herman Agreements (4)
10.24	Teaming Agreement with Lovelace Respiratory Research Institute, dated April 28, 2004 (5)
10.25	Securities Purchase Agreement with Debenture investors, dated December 6, 2004 (7)
10.26	Form of Convertible Debenture issued to investors for total of $1,830,000, dated December 6, 2004 (7)
10.27	Security Agreement with Debenture investors, and Bushido Capital Partners, L.P, as agent, dated December 6, 2004 (7)
10.28	Subsidiary Security Agreement between SinoFresh Corporation, Debenture investors and Bushido Capital Partners, L.P., as agent, dated December 6, 2004 (7)
10.29	Intellectual Property Security Agreement with Debenture investors, and Bushido Capital Partners, L.P., as agent, dated December 6, 2004 (7)
10.30	Subsidiary Intellectual Property Security Agreement between SinoFresh Corporation, Debenture investors, and Bushido Capital Partners, L.P., as agent, dated December 6, 2004 (7)
10.31	Guaranty Agreement by SinoFresh Corporation in favor of Debenture investors, dated December 6, 2004 (7)
10.32	Strategic Planning Services Agreement with David Macrae, dated September 5, 2003(8)
10.33	Employment Agreement for Scott M. Klein, dated March 28, 2005 as of and effective November 1, 2004(10)
10.34	Form of Non-Plan Option Agreement (10)
10.35	Settlement Agreement and Mutual Releases with various Plaintiffs in federal lawsuit (14)
10.36	Agreement with the Law Firm of David B. Haber, P.A. (14)
10.37	Settlement Agreement dated as of December 9, 2005 with Otto Law Group, PLLC and David Otto (15)
10.38	Consulting Agreement with Dane Solomon (16)
10.39	Consulting Agreement with David Coloris (16)
10.40	Legal Services Agreement dated as of January 20, 2006 with Otto Law Group, PLLC and David Otto (16)
16.1	Letter from Salberg & Co. dated March 30, 2004 (10)
21.1	Subsidiaries of the Registrant (10)
23.3	Consent of Accountants
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

* Filed herewith.

(1) Incorporated by reference to Registrant's Form 8-K, filed on September 23, 2003.

(2) Incorporated by reference to Registrant's Form 10-SB12G, filed on April 29, 2002, File No. 0-49764.

(3) Incorporated by reference to Registrant's Form 10-QSB for the fiscal quarter ended September 30, 2003, filed on November 17, 2003, File No. 0-49764.

(4) Incorporated by reference to Registrant's Form 10-KSB for the fiscal year ended December 31, 2003, filed on April 14, 2004, File No. 0-49764.

(5) Incorporated by reference to the Registrant's Form 10-QSB for the fiscal quarter ended March 31, 2004, filed on May 17, 2004, File No. 0-49764.

(6) Incorporated by reference to Registrant's Form 8-K dated October 18, 2004, filed on October 22, 2004, File No. 0-49764.

(7) Incorporated by reference to Registrant's Form 8-K dated December 6, 2004, filed on December 10, 2004, File No. 0-49764.

(8) Incorporated by reference to Registrant's Form SB-2 Registration Statement filed on January 6, 2005, File No. 333-121880.

(9) Incorporated by reference to Registrant's Amendment No. 1 to Form SB-2 Registration Statement filed on January 27, 2005, File No. 333-121880.

(10) Incorporated by reference to Registrant's Form 10-KSB for the fiscal year ended December 31, 2004, filed on March 31, 2005, File No. 0-49764.

(11) Incorporated by reference to the Registrant's Form 10-QSB for the fiscal quarter ended March 31, 2005, filed on May 16, 2005, File No. 0-49764.

(12) Incorporated by reference to the Registrant's Form 10-QSB for the fiscal quarter ended June 30, 2005, filed on August 15, 2005, File No. 0-49764.

(13) Incorporated by reference to the Registrant's Form 10-QSB for the fiscal quarter ended September 30, 2005, filed on November 14, 2005, File No. 0-49764.

(14) Incorporated by reference to Registrant's Form 8-K, filed on December 14, 2005, File No. 0-49764.

(15) Incorporated by reference to Registrant's Form 8-K, filed on December 20, 2005, File No. 0-49764.

(16) Incorporated by reference to Registrant's Form S-8 Registration Statement filed on February 7, 2006, File No. 333-131646.