Form 10QSB
period 2006-03-31
SINOFRESH HEALTHCARE INC
filed 2006-05-15
CIK 1171596

U.S. Securities and Exchange Commission
Washington, D.C. 20549

Form 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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
Yes | | No |X|

The number of shares outstanding of each of the issuer’s classes of common equity as of May 10, 2006:

Common Stock, No Par Value 16,430,229 shares

Table of Contents

SINOFRESH HEALTHCARE, INC.

PART I - FINANCIAL STATEMENTS
Item 1. Financial Statements
SINOFRESH HEALTHCARE, INC.
CONDENSED CONSOLIDATED BALANCE SHEET

March 31, 2006
(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$50,965
Accounts receivable, net of allowances of $49,457	174,889
Inventory, net	45,716
Other current assets	33,206
TOTAL CURRENT ASSETS	304,776

FURNITURE AND EQUIPMENT, NET	71,414
PATENTS, NET	2,230,785
GOODWILL	2,409,401
DEFERRED DEBT ISSUANCE COSTS, NET	120,281
OTHER ASSETS	6,418
TOTAL ASSETS	$5,143,075

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of capital leases	$23,964
Convertible debentures, net of unamortized debt discounts	1,431,111
Accounts payable	1,290,029
Accrued expenses	684,869
TOTAL CURRENT LIABILITIES	3,429,973

CAPITAL LEASES, NET OF CURRENT MATURITIES	31,891
TOTAL LIABILITIES	3,461,864

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Common stock, no par value; 500,000,000 shares authorized; 15,455,229 shares
issued and outstanding	6,392,474
Preferred stock, no par value; $2 liquidation value per share 200,000,000 shares authorized:
Series A convertible preferred stock, voting; 858,170 shares authorized, 810,002
shares issued and outstanding	1,620,003
Series B convertible preferred stock, voting; 1,500,000 shares authorized, issued
and outstanding	3,000,000
Series C convertible preferred stock, voting; 1,250,000 shares authorized; 838,250
shares issued and outstanding	1,504,556
Accumulated deficit	(10,524,365)
Deferred stock-based compensation	(311,457)
TOTAL STOCK HOLDERS' EQUITY	1,681,211
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,143,075
See notes to condensed consolidated financial statements.

SINOFRESH HEALTHCARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended March 31, 2006	Three Months Ended March 31, 2005

REVENUE, net	$371,153	$487,856

COST OF REVENUE	244,122	149,779

GROSS PROFIT	127,031	338,077

OPERATING EXPENSES
Salaries and other compensation expense	267,309	271,811
Professional fees	193,638	290,729
Other general and administrative expenses	98,865	126,829
Marketing and advertising expenses	45,644	458,653
Research and development expenses	1,171	28,181
Depreciation and amortization	65,451	65,448

TOTAL OPERATING EXPENSES	672,078	1,241,651

INCOME (LOSS) FROM OPERATIONS	(545,047)	(903,574)

OTHER INCOME (EXPENSE):
Interest, net	(169,817)	(157,829)
Other income, net	11,464	2,104

TOTAL OTHER INCOME (EXPENSE)	(158,353)	(155,725)

NET INCOME (LOSS) BEFORE INCOME TAXES	(703,400)	(1,059,299)

PROVISION FOR INCOME TAXES	-	-

NET INCOME (LOSS)	$(703,400)	$(1,059,299)

NET INCOME (LOSS)
PER COMMON SHARE
-basic	$(0.05)	$(0.07)
-diluted	$(0.05)	$(0.07)

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING
-basic	14,945,007	14,192,676
-diluted	14,945,007	14,192,676
See notes to condensed consolidated financial statements.

SINOFRESH HEALTHCARE, INC.
 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Three Months Ended March 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(703,400)	$(1,059,299)
Adjustments to reconcile net loss to net cash
provided by (used in) operations:
Stock, options and warrants issued for services	101,357	6,844
Amortization and depreciation	65,451	65,448
Stock issued for settlement cost	-	37,500
Change in allowance for discounts and returns	(246)	-
Change in allowance for excess inventory	50,000	-
Amortization of debt discount	85,417	76,251
Amortization of deferred debt issuance costs	57,432	51,267
Changes in assets and liabilities:
Accounts receivable	99,783	(16,173)
Inventory	17,285	(49,671)
Other current assets	159,724	82,031
Accounts payable	(628)	(4,597)
Accrued expenses	(23,442)	(75,536)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(91,267)	(885,935)

FINANCING ACTIVITIES:
Payments on short-term note and capital leases	(5,805)	(5,399)
NET CASH (USED IN) FINANCING ACTIVITIES	(5,805)	(5,399)

NET DECREASE IN CASH	(97,072)	(891,334)

CASH AND CASH EQUIVALENTS - beginning of period	148,037	1,332,424
CASH AND CASH EQUIVALENTS - end of period	$50,965	$441,090

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$26,973	$34,595

NON-CASH ACTIVITY:
Conversion of accounts payable to a short term note payable	$-	$22,875
Reduction of accounts payable through the issuance of
common stock	$55,000	$-
Warrants issued in connection with a services agreeement
increasing other current assets and common stock	$-	$18,985
Conversion of debentures into common stock	$120,000	$-
See notes to condensed consolidated financial statements.

SinoFresh HealthCare, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2006

Note 1. Basis of Presentation

The accompanying unaudited financial statements of SinoFresh HealthCare, Inc. (the “Company") have been prepared in accordance with accounting principles generally accepted in the United States and the rules and regulations of the United States Securities and Exchange Commission for interim financial information. Accordingly, they do not include all of the information and footnotes necessary for a comprehensive presentation of financial position and results of operation.

The Company's ability to continue as a going concern is subject to uncertainty due to the Company’s history of losses, limited financial resources and need for additional working capital to implement the Company's business plan. In this connection, the Company requires additional working capital in order to market and distribute its products, utilize the technology underlying its patents, further develop existing and new products, and pay its existing accounts payable and convertible debentures. The convertible debentures are collateralized by substantially all of the Company’s assets, including intellectual property. A default on interest or principal payments on these debentures could result in a significant negative impact on the Company’s ability to continue operations.

On March 31, 2006, the Company had current assets of approximately $305,000 (including cash and cash equivalents of approximately $51,000) and current liabilities of approximately $3,430,000. As a result, the Company's current liquidity is extremely limited and the Company will require a significant amount of additional working capital in order to meet its current working capital requirements. In order to address these issues, the Company is seeking to raise additional working capital through the issuance of debt and equity securities. Although the Company believes that it will be able to obtain additional working capital, there can be no assurance that the Company's efforts will be successful. In the event that the Company is unable to obtain working capital, then the Company’s ability to continue operations will be subject to substantial uncertainty. The accompanying statements do not include any adjustments that might be necessary if the Company were unable to continue as a going concern.

In the opinion of management, all adjustments, consisting of normal recurring adjustments, have been made in the March 31, 2006 and 2005 financial statements, which are necessary for a fair financial statement presentation. The results for the three months ended March 31, 2006 and 2005 are not necessarily indicative of financial operations for the full year.

For further information, refer to the financial statements and footnotes included in the Company’s Annual Report on Form 10-KSB as filed with the Securities and Exchange Commission for the year ended December 31, 2005.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company's significant estimates and assumptions include, but are not limited to, uncertainties associated with potential future product returns, the uncollectibility of accounts and other receivables, inventory obsolescence, valuation of acquired assets for purposes of allocating the purchase price, including patents and goodwill, subsequent recoverability analysis, and estimated accruals relating to legal contingencies.

Note 2. Shareholders’ Equity

During the first three months of 2006, the holders of 25,000 shares of the Company's series C preferred stock converted these shares into 50,000 shares of the Company's common stock. Also during the first three months of 2006, the holders of debentures with a principal balance of $120,000 converted these debentures into 480,000 shares of common stock.

In the first quarter of 2006, the Company granted 295,000 stock options to employees at an exercise price of $0.25 per share which was equal to the market price of common stock on the date of the grants. The employee options expire in five years and vest over a three-year period. The estimated fair market value of these options was determined to be approximately $52,000. In addition, the Company reduced the exercise prices for 1,265,000 stock options to $0.25 per share. These options had original exercise prices ranging from $0.57 to $1.70. The repricing of these options did not result in any additional expense to be recorded as of March 31, 2006.

During the first three months of 2006, the Company issued a total of 200,000 shares of common stock to two consultants in exchange for business development and market research services. In addition, 220,000 shares of common stock were issued to satisfy $55,000 in trade accounts payable.

Also in the first quarter of 2006, as a result of the Company’s issuance of shares at a price of $0.25 per share, the conversion price of certain outstanding convertible debentures was reduced from $0.55 per share to $0.25 per share and the number of shares issuable under the debentures was increased from 3,145,455 shares to 6,920,000 shares.

Note 3. Stock-Based Compensation

Effective January 1, 2006, the Company has transitioned from Accounting Principles Board Opinion (APB) No. 25 "Accounting for Stock Issued to Employees," to Statement of Financial Accounting Standards No. 123R, "Accounting for Stock-Based Compensation", (SFAS No. 123R). Using the prospective method under SFAS No. 123R, the Company recognized approximately $247,000 of deferred stock-based compensation relating to the unamortized balance of options issued prior to 2006.

The Company also recognized stock compensation expense of approximately $47,000 relating to vested options issued prior to 2006 and an additional expense of approximately $4,000 related to options issued in 2006.

In addition, the Company recognized an additional amount using the Black Scholes computation method of approximately $52,000 in deferred stock-based compensation related to options awarded in 2006.

The fair value of each stock option or warrant granted to non-employees is estimated on the measurement date using the fair value method of SFAS 123R.

The following table reflects proforma supplemental financial information related to stock-based employee compensation, for the three months ended March 31, 2005:

Net loss, as reported	$(1,059,299)
Additional stock-based employee compensation costs that would have been included in the determination of net loss if the fair value
method (SFAS No. 123R) had been applied to all awards in 2005	(40,068)
Pro forma net loss, as if the fair value method had
been applied to all awards	$(1,099,367)
Net loss per common share, as reported
-basic	$(0.07)
-diluted	$(0.07)
Pro forma net loss per common share, as if the fair
value method had been applied to all awards in 2005
-basic	$(0.08)
-diluted	$(0.08)

Note 4: Related Party Information

SinoFresh leases its facility at 516 Paul Morris Drive, Englewood, Florida, from Fust Real Estate Ventures, LLC, which is owned 50% by Charles Fust, the Chairman and CEO, and 50% by Stacey Maloney-Fust, Senior Vice President, Assistant Secretary, and a member of our board of directors. The lease has a 5-year term at a base rent of $5,998 per month (plus sales tax), effective April 2003. The lease provides for two additional five-year terms at the option of SinoFresh. Rental expense for this facility was approximately $19,000 for each of the three months ended March 31, 2006 and 2005. As of March 31, 2006, the Company owed this entity approximately $11,079 for accrued rent.

The Otto Law Group, PLLC, Seattle, Washington, provides legal services to the Company. David Otto of The Otto Law Group, PLLC, is a shareholder and a member of the Board of Directors of the Company and was formerly the Company's General Counsel and Secretary. During the three months ended March 31, 2006 and 2005, The Otto Law Group, PLLC billed the Company approximately $6,000 and $0, respectively for legal fees and expenses. There was approximately $51,000 in outstanding fees payable to this firm as of March 31, 2006.

Note 5: Contingencies

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements and Associated Risks

THIS QUARTERLY REPORT ON FORM 10-QSB CONTAINS FORWARD-LOOKING STATEMENTS THAT HAVE BEEN MADE PURSUANT TO THE PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. THESE FORWARD-LOOKING STATEMENTS ARE BASED ON MANAGEMENT’S CURRENT EXPECTATIONS, ESTIMATES AND PROJECTIONS, BELIEFS AND ASSUMPTIONS. WORDS SUCH AS “ANTICIPATES," "EXPECTS," "INTENDS," "PLANS," "BELIEVES," "SEEKS," "ESTIMATES,” VARIATIONS OF SUCH WORDS AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. THESE STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND ARE SUBJECT TO CERTAIN RISKS, UNCERTAINTIES AND ASSUMPTIONS THAT ARE DIFFICULT TO PREDICT; THEREFORE, ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE EXPRESSED OR FORECASTED IN ANY SUCH FORWARD-LOOKING STATEMENTS. THESE RISKS AND UNCERTAINTIES INCLUDE THOSE DISCUSSED IN “PART II - ITEM 6 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS - RISK FACTORS” CONTAINED IN THE COMPANY’S FORM 10-KSB FOR THE YEAR ENDED DECEMBER 31, 2005, AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION. UNLESS REQUIRED BY LAW, THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE PUBLICLY ANY FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE. INVESTORS SHOULD REVIEW THIS QUARTERLY REPORT IN COMBINATION WITH THE COMPANY’S ANNUAL REPORT ON FORM 10-KSB IN ORDER TO HAVE A MORE COMPLETE UNDERSTANDING OF THE PRINCIPAL RISKS ASSOCIATED WITH AN INVESTMENT IN THE COMPANY’S STOCK.

Overview

SinoFresh HealthCare, Inc. (referred to herein as “SinoFresh”, “Company”, “we”, “our” or “us”) is a pharmaceutical company engaged in the research, development and marketing of novel therapies to treat diseases and other conditions of the upper respiratory system. Our revenues were derived from the sale of SinoFresh™ Nasal Mist and SinoFresh™ Daily Throat Spray, through our existing distribution network in the United States.

The principal outlets for our products are national drug and food retailers, including Wal-Mart, CVS, Osco Drug, Publix Super Markets, Rite Aid, Sav-on Drugs and Walgreens.

We have recently reformulated our nasal spray with added ingredients that complement the germ and mold killing action of the formula and provide better control of symptoms such as nasal congestion, sinus pressure and sinus headache. In addition, we have created a fresh package design with bolder benefit statements and easy-to-read product features. We have revised Drug Fact labeling to help consumers properly select and use the product and we have improved the sprayer mechanism in order to lower the overall height of the bottle, making it easier to operate.

We anticipate shipping the new formula in the third quarter of 2006 so that retailers' inventories are transitioned in time for cold and flu season. The improved product will be renamed SinoFresh™ Nasal and Sinus Care.

The Company is continuing the New Drug Application (NDA) process for a therapeutic nasal spray based upon SinoFresh TM Nasal & Sinus Care. The Company is requesting the FDA to approve this nasal spray for treatment of and/or reduction in the symptoms of certain diseases. The Company held its initial meeting with the FDA in 2005 to discuss an Investigational New Drug Application (an “INDA”) for the nasal spray and will next seek to gain FDA approval of the required protocol prior to initiating clinical work. Assuming that the safety and efficacy of the nasal spray are demonstrated in these clinical studies, the Company would seek FDA approval of the nasal spray under an NDA. The Company anticipates that conducting the clinical trials and obtaining FDA approval for the nasal spray will require substantial resources (including additional capital) and may take several years. There is no assurance that FDA will approve an NDA for the Company's therapeutic nasal spray or that the Company can obtain sufficient funding to underwrite the cost of obtaining FDA approval.

The Company currently outsources the manufacturing of its products to an FDA approved contract-manufacturing facility.

Our shares are traded on the Over-the-Counter-Bulletin Board under the symbol “SFSH.OB.”

Results of Operations for the First Quarter of 2006 Compared to the First Quarter of 2005

Revenues for the first quarter of 2006 were $371,153, or $116,703 less than revenues in the first quarter of 2005. The Company believes that the decrease was primarily a result of the lack of marketing and advertising funds available in 2006.

Gross profit for the first quarter of 2006 was $127,031 (or 34%), compared to $338,077 (69%) for the first quarter of 2005. The decrease in the gross profit percentage in 2006 is primarily due to increasing the reserve for excess inventory by $50,000 for our throat spray product. The throat spray product is not selling as well as originally anticipated as a result of a lack of marketing and advertising funds and limited distribution. In addition, increased brokers fees were incurred as a result of defaulting on an amended agreement with our Master Broker. The Master Broker Agreement expired in April 2006. New broker agreements have been negotiated and will result in lower fees going forward.

Salaries and other compensation expenses decreased $4,502 from $271,811 to $267,309 for the three months ended March 31, 2005 and 2006, respectively. The decrease is a result of specific reductions in personnel in order to streamline its organization and to reduce administrative costs, offset by costs associated with stock-based compensation as a result of the implementation of SFAS 123R.

Professional fees decreased $97,091, from $290,729 to $193,638 for the three months ended March 31, 2005 and 2006, respectively. Professional fees in 2005 included significant legal fees related to an on-going lawsuit that was substantially complete by the end of 2005.

Other general and administrative expenses decreased $27,964 from $126,829 to $98,865 for the three months ended March 31, 2005 and 2006, respectively, due to a reduction in certain insurance premiums and other costs.

Marketing and advertising expenses decreased $413,009, from $458,653 to $45,644 for the three months ended March 3, 2005 and 2006, respectively. The Company conducted an extensive marketing campaign during the first quarter of 2005. The Company's marketing and advertising activities have been curtailed in 2006 due to the lack of working capital.

Research and development expenses were $28,181 and $1,171 for the three months ended March 31, 2005 and 2006, respectively. The Company's research and development activities for both periods were limited due to the lack of financial resources.

Depreciation and amortization totaled $65,448 and $65,451 for the three months ended March 31, 2005 and 2006, respectively. These expenses principally consist of amortization of patent costs.

Total other expense was $155,725 and $158,353 for the three months ended March 31, 2005 an 2006, respectively. Other expense principally consists of interest and amortized debt issuance costs associated with the debentures issued by the Company in the fourth quarter of 2004.

As a result of the factors discussed above, we had a net loss of $703,400 ($0.05 per basic share) compared to net loss of $1,059,299 ($0.07 per share) for the three months ended March 31, 2006 and 2005, respectively.

As of March 31, 2006, we had total assets of $5.1 million, liabilities of $3.4 million and stockholders’ equity of $1.7 million. Our working capital deficit was approximately $3.1 million as of March 31, 2006.

Inflation and Currency Fluctuation

Inflation and currency fluctuations have not previously had a material impact upon our results of operations and are not expected to have a material impact in the near future.

Cash and Sources of Liquidity

During the first three months of 2006, the Company's cash and cash equivalents decreased from approximately $148,000 at December 31, 2005 to approximately $51,000 at March 31, 2006. This decrease was primarily due to the Company's net loss of $703,000 during this period.

On March 31, 2006, the Company had current assets of approximately $305,000 (including cash and cash equivalents of approximately $51,000) and current liabilities of approximately $3,430,000. As a result, the Company's current liquidity is extremely limited and the Company will require a significant amount of additional working capital in order to meet its current working capital requirements and implement its business plan. In order to address these issues, the Company is seeking to raise additional working capital through the issuance of debt and equity securities. Although the Company believes that it will be able to obtain additional working capital, there can be no assurance that the Company's efforts will be successful. In the event that the Company is unable to obtain working capital, then the Company’s ability to continue operations will be subject to substantial uncertainty.

Item 3. Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this quarterly report. Based upon the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2006.

During the quarterly period covered by this report, there were no changes in the Company's internal controls over financial reporting that materially affected, or are reasonable likely to materially affect, the Company's internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time, the Company may be a party to litigation or proceedings in connection with its business, as either a plaintiff or defendant. As of the date of this report, there were no such pending legal proceedings to which the Company is a party that, in the opinion of management, is likely to have a material adverse effect on the Company's business, financial condition or results of operations.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

In the first quarter of 2006, the Company granted 295,000 stock options to employees at an exercise price of $0.25 per share which was equal to the underlying common stock market prices as of the date of the grants. The employee options expire in five years and vest over a three-year period. In addition, 1,265,000 stock options with original exercise prices ranging from $0.57 per share to $1.70 per share were repriced to $0.25 per share.

Also in the first quarter of 2006, the conversion price of the outstanding convertible debentures was reduced from $0.55 per share to $0.25 per share and the number of shares issuable under the debentures was been increased from 3,145,455 shares to 6,920,000 shares.

Item 6.  Exhibits

Exhibit	Description
Number
31.1	Certifications of CEO pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certifications of CFO pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certifications of CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SINOFRESH HEALTHCARE, INC.
May 12, 2006	By	/s/ Charles A. Fust
Chairman of the Board and Chief Executive Officer (principal executive officer)

May 12, 2006	By	/s/ Scott M. Klein
Chief Financial Officer (principal accounting officer)