Form 10QSB
period 2006-06-30
SINOFRESH HEALTHCARE INC
filed 2006-08-14
CIK 1171596

U.S. Securities and Exchange Commission
Washington, D.C. 20549

Form 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006

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

The number of shares outstanding of each of the issuer’s classes of common equity as of August 9, 2006:

Common Stock, No Par Value 16,010,229 shares

Table of Contents
SINOFRESH HEALTHCARE, INC.

PART I - FINANCIAL STATEMENTS
Item 1. Financial Statements
SINOFRESH HEALTHCARE, INC.
CONDENSED CONSOLIDATED BALANCE SHEET

June 30, 2006
(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$12,005
Accounts receivable, net of allowances of $66,817	98,094
Inventory, net	62,291
Other current assets	67,765
TOTAL CURRENT ASSETS	240,155

FURNITURE AND EQUIPMENT, NET	63,656
PATENTS, NET	2,173,093
GOODWILL	2,409,401
DEFERRED DEBT ISSUANCE COSTS, NET	72,841
OTHER ASSETS	6,418
TOTAL ASSETS	$4,965,564

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of capital leases	$23,912
Short-term note payable	100,000
Convertible debentures, net of unamortized debt discounts	1,451,667
Accounts payable	1,274,055
Accrued expenses	730,884
TOTAL CURRENT LIABILITIES	3,580,518

CAPITAL LEASES, NET OF CURRENT MATURITIES	26,030
TOTAL LIABILITIES	3,606,548

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Common stock, no par value; 500,000,000 shares authorized; 16,010,229 shares
issued and outstanding	6,574,974
Preferred stock, no par value; $2 liquidation value per share 200,000,000 shares authorized:
Series A convertible preferred stock, voting; 858,170 shares authorized, 785,002
shares issued and outstanding	1,570,003
Series B convertible preferred stock, voting; 1,500,000 shares authorized, issued
and outstanding	3,000,000
Series C convertible preferred stock, voting; 1,250,000 shares authorized; 838,250
shares issued and outstanding	1,504,556
Accumulated deficit	(11,030,415)
Deferred stock-based compensation	(260,102)
TOTAL STOCKHOLDERS’ EQUITY	1,359,016
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,965,564
See notes to condensed consolidated financial statements

SINOFRESH HEALTHCARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

REVENUE, net	$246,854	$832,974	$618,007	$1,320,830

COST OF REVENUE	76,058	225,014	320,180	374,793

GROSS PROFIT	170,796	607,960	297,827	946,037

OPERATING EXPENSES
Salaries and other compensation expense	256,790	241,489	524,099	513,300
Professional fees	65,267	192,813	258,905	483,542
Other general and administrative expenses	128,476	110,723	227,341	237,552
Marketing and advertising expenses	6,435	385,260	52,079	843,913
Research and development expenses	-	15,476	1,172	43,657
Depreciation and amortization	65,451	65,448	130,901	130,896

TOTAL OPERATING EXPENSES	522,419	1,011,209	1,194,497	2,252,860

INCOME (LOSS) FROM OPERATIONS	(351,623)	(403,249)	(896,670)	(1,306,823)

OTHER INCOME (EXPENSE):
Interest, net	(154,427)	(161,383)	(324,244)	(319,212)
Other income, net	-	459	11,464	2,563

TOTAL OTHER INCOME (EXPENSE)	(154,427)	(160,924)	(312,780)	(316,649)

NET INCOME (LOSS) BEFORE INCOME TAXES	(506,050)	(564,173)	(1,209,450)	(1,623,472)

PROVISION FOR INCOME TAXES	-	-	-	-

NET INCOME (LOSS)	$(506,050)	$(564,173)	$(1,209,450)	$(1,623,472)

NET INCOME (LOSS)
PER COMMON SHARE
-basic	$(0.03)	$(0.04)	$(0.08)	$(0.11)
-diluted	$(0.03)	$(0.04)	$(0.08)	$(0.11)

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING
-basic	15,788,910	14,259,757	15,369,290	14,226,402
-diluted	15,788,910	14,259,757	15,369,290	14,226,402

See notes to condensed consolidated financial statements

SINOFRESH HEALTHCARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six Months Ended June 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,209,450)	$(1,623,472)
Adjustments to reconcile net loss to net cash
provided by (used in) operations:
Stock, options and warrants issued for services	152,712	13,686
Amortization and depreciation	130,901	130,896
Stock issued for settlement cost	-	37,500
Change in allowance for discounts and returns	17,114	46,000
Change in allowance for excess inventory	50,000	-
Amortization of debt discount	155,973	152,502
Amortization of deferred debt issuance costs	104,872	102,534
Changes in assets and liabilities:
Accounts receivable	159,218	22,369
Inventory	710	(6,279)
Other current assets	125,165	176,195
Accounts payable	23,398	(139,390)
Accrued expenses	65,073	(58,702)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(224,314)	(1,146,161)

FINANCING ACTIVITIES:
Proceeds from short-term notes payable	100,000	-
Payments on short-term note and capital leases	(11,718)	(13,895)
NET CASH (USED IN) FINANCING ACTIVITIES	88,282	(13,895)

NET DECREASE IN CASH	(136,032)	(1,160,056)

CASH AND CASH EQUIVALENTS - beginning of period	148,037	1,332,424
CASH AND CASH EQUIVALENTS - end of period	$12,005	$172,368

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$55,910	$74,874

NON-CASH ACTIVITY:
Conversion of accounts payable to a short term note payable	$-	$22,875
Reduction of accounts payable and accrued expenses
through the issuance of common stock	$137,500	$-
Warrents issued in connection with a service agreement
increasing other current assest and common stock	$-	$18,985
Conversion of debentures into common stock	$170,000	$-

See notes to condensed consolidated financial statements

SinoFresh HealthCare, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2006
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

The Company's ability to continue as a going concern is subject to uncertainty due to the Company’s history of losses, limited financial resources and need for additional working capital to implement the Company's business plan. In this connection, the Company requires additional working capital in order to market and distribute its products, utilize the technology underlying its patents, further develop existing and new products, and pay its existing accounts payable and convertible debentures. The convertible debentures are collateralized by substantially all of the Company’s assets, including intellectual property and are due on December 6, 2006. A default on interest or principal payments on these debentures could result in a significant negative impact on the Company’s ability to continue operations.

On June 30, 2006, the Company had current assets of approximately $240,000 (including cash and cash equivalents of approximately $12,000) and current liabilities of approximately $3,581,000. As a result, the Company's current liquidity is extremely limited and the Company will require a significant amount of additional working capital in order to meet its current working capital requirements. In order to address these issues, the Company is seeking to raise additional working capital through the issuance of debt and equity securities. Although the Company believes that it will be able to obtain additional working capital, there can be no assurance that the Company's efforts will be successful. In the event that the Company is unable to obtain working capital, then the Company’s ability to continue operations will be subject to substantial uncertainty. The accompanying statements do not include any adjustments that might be necessary if the Company were unable to continue as a going concern.

In the opinion of management, all adjustments, consisting of normal recurring adjustments, have been made in the June 30, 2006 and 2005 financial statements, which are necessary for a fair financial statement presentation. The results for the three and six months ended June 30, 2006 and 2005 are not necessarily indicative of financial operations for the full year.

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

Note 2. Short-term Note Payable

On June 9, 2006, the Company entered into an unsecured loan agreement with a non-affiliated third party in the amount of $100,000. According to the loan provisions, the principal and interest totaling $120,000 was due on July 31, 2006. The Company is currently in default on the repayment of this loan and intends to enter into negotiations with the note holder to redefine the repayment provisions.

Note 3. Shareholders’ Equity

During the first six months of 2006, the holders of 25,000 shares of the Company's series C preferred stock converted these shares into 50,000 shares of the Company's common stock and holders of 25,000 shares of the Company's series A preferred stock converted these shares into 25,000 shares of the Company's common stock. Also during the first six months of 2006, the holders of debentures with a principal balance of $170,000 converted these debentures into 680,000 shares of common stock and 380,000 shares of common stock were issued to satisfy $95,000 in trade accounts payable.

In April 2006, 170,000 shares of common stock were issued to three outside directors as compensation for serving on the Company’s Board.

During the first quarter of 2006, the Company granted 295,000 stock options to employees at an exercise price of $0.25 per share which was equal to the market price of common stock on the date of the grants. The employee options expire in five years and vest over a three-year period. The estimated fair market value of these options was determined to be approximately $52,000. In addition, the Company reduced the exercise prices for 1,265,000 stock options to $0.25 per share. These options had original exercise prices ranging from $0.57 to $1.70. The repricing of these options has not resulted in any additional expense to be recorded during the six months ended June 30, 2006.

Also in the first quarter of 2006, as a result of the Company’s issuance of shares at a price of $0.25 per share, the conversion price of certain outstanding convertible debentures was reduced from $0.55 per share to $0.25 per share and the number of shares issuable under the debentures was increased from 3,145,455 shares to 6,920,000 shares.

In February 2006, the Company issued a total of 200,000 shares of common stock to two consultants in exchange for business development and market research services.

Note 4. Stock-Based Compensation

Effective January 1, 2006, the Company has transitioned from Accounting Principles Board Opinion (APB) No. 25 "Accounting for Stock Issued to Employees," to Statement of Financial Accounting Standards No. 123R, "Accounting for Stock-Based Compensation", (SFAS No. 123R). Using the prospective method under SFAS No. 123R, the Company recorded approximately $247,000 of deferred stock-based compensation relating to the unamortized balance of options issued prior to 2006.

In addition, the Company recognized an additional amount using the Black Scholes computation method of approximately $52,000 in deferred stock-based compensation related to options awarded in 2006.

In 2006, the Company recognized stock compensation expense of approximately $103,000 relating to the amortization of deferred stock-based compensation.

The fair value of each stock option or warrant granted to non-employees is estimated on the measurement date using the fair value method of SFAS 123R.

The following table reflects proforma supplemental financial information related to stock-based employee compensation, for the three months ended June 30, 2005:

Net loss, as reported	$(564,173)
Additional stock-based employee compensation costs that would have been included in the determination of net loss if the fair value
method (SFAS No. 123R) had been applied to all awards in 2005	(42,329)
Pro forma net loss, as if the fair value method had
been applied to all awards	$(606,502)
Net loss per common share, as reported
-basic	$(0.04)
-diluted	$(0.04)
Pro forma net loss per common share, as if the fair
value method had been applied to all awards in 2005
-basic	$(0.04)
-diluted	$(0.04)

The following table reflects proforma supplemental financial information related to stock-based employee compensation, for the six months ended June 30, 2005:

Net loss, as reported	$(1,623,472)
Additional stock-based employee compensation costs that would have been included in the determination of net loss if the fair value
method (SFAS No. 123R) had been applied to all awards in 2005	(82,397)
Pro forma net loss, as if the fair value method had
been applied to all awards	$(1,705,869)
Net loss per common share, as reported
-basic	$(0.11)
-diluted	$(0.11)
Pro forma net loss per common share, as if the fair
value method had been applied to all awards in 2005
-basic	$(0.12)
-diluted	$(0.12)

Note 5: Related Party Information

SinoFresh leases its facility at 516 Paul Morris Drive, Englewood, Florida, from Fust Real Estate Ventures, LLC, which is owned 50% by Charles Fust, the Chairman and CEO, and 50% by Stacey Maloney-Fust, Senior Vice President, Assistant Secretary, and a member of our board of directors. The lease has a 5-year term at a base rent of $5,998 per month (plus sales tax), effective April 2003. The lease provides for two additional five-year terms at the option of SinoFresh. Rental expense for this facility was approximately $19,000 for each of the three month periods ended June 30, 2006 and 2005 and approximately $39,000 for each of the six month periods ended June 30, 2006 and 2005. As of June 30, 2006, the Company owed this entity approximately $10,079 for accrued rent.

The Otto Law Group, PLLC, Seattle, Washington, provides legal services to the Company. David Otto of The Otto Law Group, PLLC, is a shareholder and a member of the Board of Directors of the Company and was formerly the Company's General Counsel and Secretary. During the three months ended June 30, 2006 and 2005, The Otto Law Group, PLLC billed the Company approximately $7,000 and $0, respectively for legal fees and expenses. Legal fees to this firm for the six months ended June 30, 2006 and 2005 were approximately $13,000 and $0, respectively. There was approximately $18,000 in outstanding fees payable to this firm as of June 30, 2006.

Note 6: Contingencies

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

In July 2006, we were notified by Wal-Mart Stores, Inc. that the retailer does not intend to stock SinoFresh™ Nasal & Sinus Care in its stores for the upcoming cold and flu season. The retailer cited past sales performance that did not meet category objectives as part of the reason for the discontinuation. The retailer’s recently launched initiative to reduce store level inventory values also played a role in the decision. The Company acknowledges that the delay in its marketing initiatives as a result of a lack of funding has made it difficult to achieve Wal-Mart’s high performance standards throughout the entire chain.

We are preparing a proposal to allow the product to remain on shelves in higher volume Wal-Mart stores in key markets. We feel that focusing on historically strong selling locations, combined with changes to the product’s case pack configuration, could enable the product to meet unit sales and store-level inventory value criteria. However, acceptance of this proposal by Wal-Mart cannot be assured.

Wal-Mart represents approximately 10% of the nearly 30,000 outlets where SinoFresh™ is sold, and accounts for approximately 30% of gross revenues. We believe that the loss of these revenues will be partially offset by increased sales in our other accounts, such as CVS Pharmacy and Walgreens, as consumers shift their purchases to these and other locations. It is anticipated that revenues will be adversely affected by this decision as early as the third quarter of this year.
In the first half of 2006, we reformulated our nasal spray with added ingredients that complement the germ and mold killing action of the formula and provide better control of symptoms such as nasal congestion, sinus pressure and sinus headache. In addition, we have created a fresh package design with bolder benefit statements and easy-to-read product features. We have revised Drug Fact labeling to help consumers properly select and use the product and we have improved the sprayer mechanism in order to lower the overall height of the bottle, making it easier to operate.

We anticipate shipping the new formula in the third quarter of 2006 so that retailers' inventories are transitioned in time for cold and flu season. The improved product will be renamed SinoFresh™ Nasal and Sinus Care.

The Company continues to be interested in the New Drug Application (NDA) process for a therapeutic nasal spray based upon SinoFresh TM Nasal & Sinus Care. The Company will be requesting the FDA to approve this nasal spray for treatment of and/or reduction in the symptoms of certain respiratory diseases. The Company was granted a pre-IND meeting with the FDA in 2005 to discuss the regulatory pathway necessary to gain an Investigational New Drug application (IND) for the nasal spray and will next seek to gain FDA approval of the required protocol prior to initiating clinical work. Assuming that the safety and efficacy of the nasal spray are demonstrated in these clinical studies, the Company would be granted FDA approval of the nasal spray under an NDA. The Company anticipates that conducting the clinical trials and obtaining FDA approval for the nasal spray will require substantial resources (including additional capital) and may take several years. The Company intends to move forward with the application process upon the receipt of adequate funding. There is no assurance that FDA will approve an NDA for the Company's therapeutic nasal spray or that the Company can obtain sufficient funding to underwrite the cost of obtaining FDA approval.

The Company currently outsources the manufacturing of its products to an FDA approved contract-manufacturing facility.

Our shares are traded on the Over-the-Counter-Bulletin Board under the symbol “SFSH.OB.”

Results of Operations

Revenues decreased $586,120 from $832,974 to $246,854 for the three months ended June 30, 2005 and 2006, respectively and decreased $702,823 from $1,320,830 to $618,007 for the six months ended June 30, 2005 and 2006, respectively. The Company believes that these decreases were primarily a result of the lack of marketing and advertising funds available in 2006.

Gross profit for the three months ended June 30, 2006 was $170,796 (or 69%), compared to $607,960 (73%) for the same period in 2005. Gross profit for the six months ended June 30, 2006 was $297,827 (or 48%), compared to $946,037 (72%) for the same period in 2005. The decrease in margin percentage for each of these periods is largely due to the timing of coop advertising programs which took place more throughout the first half of 2006 as opposed to the latter half of the year in 2005. Also, affecting margins in 2006 was the implementation of a rebate program starting in the last quarter of 2005. This program was put in place in order to encourage trial use of the product. Finally, the six month period ending June 30, 2006 included a reserve for excess inventory of $50,000 for our throat spray product. The throat spray product is not selling as well as originally anticipated as a result of a lack of marketing and advertising funds and limited distribution.

Salaries and other compensation expenses increased $15,301 from $241,489 to $256,790 for the three months ended June 30, 2005 and 2006, respectively and increased $10,799 from $513,300 to $524,099 for the six months ended June 30, 2005 and 2006, respectively. The increase is a result of costs associated with stock-based compensation as a result of the implementation of SFAS 123R offset by specific reductions in personnel in order to streamline the organization and to reduce administrative costs.

Professional fees decreased $127,546, from $192,813 to $65,267 for the three months ended June 30, 2005 and 2006, respectively and decreased $224,637, from $483,542 to $258,905 for the six months ended June 30, 2005 and 2006, respectively. Professional fees in 2005 included significant legal fees related to an on-going lawsuit that was substantially complete by the end of 2005.

Other general and administrative expenses increased $17,753 from $110,723 to $128,476 for the three months ended June 30, 2005 and 2006, respectively, primarily due to an uncollectible receivable associated with a small distributor. Other general and administrative expenses decreased $10,211 from $237,552 to $227341 for the six months ended June 30, 2005 and 2006, respectively due to a reduction in certain insurance premiums and other costs, offset by the expense associated with the aforementioned uncollectible receivable.

Marketing and advertising expenses decreased $378,825, from $385,260 to $6,435 for the three months ended June 30, 2005 and 2006, respectively and decreased $791,834, from $843,913 to $52,079 for the six months ended June 30, 2005 and 2006, respectively. The Company conducted an extensive marketing campaign during the first half of 2005. The Company's marketing and advertising activities have been significantly curtailed in 2006 due to the lack of working capital.

Research and development expenses were $0 and $15,476 for the three months ended June 30, 2006 and 2005, respectively and were $1,172 and $43,657 for the six months ended June 30, 2006 and 2005, respectively. The Company's research and development activities for both periods were limited in 2006 due to the lack of financial resources.

Depreciation and amortization totaled $65,451 and $65,448 for the three months ended June 30, 2006 and 2005, respectively and totaled $130,901 and $130,896 for the six months ended June 30, 2006 and 2005, respectively. These expenses principally consist of amortization of patent costs.

Total other expense was $154,427 and $160,924 for the three months ended June 30, 2006 and 2005, respectively and $312,780 and $316,649 for the six months ended June 30, 2006 and 2005, respectively. Other expense principally consists of interest and amortized debt issuance costs associated with the debentures issued by the Company in the fourth quarter of 2004.

As a result of the factors discussed above, we had a net loss of $506,050 ($0.03 per basic share) compared to net loss of $564,173 ($0.04 per share) for the three months ended June 30, 2006 and 2005, respectively. The net loss for the six months ended June 30, 2006 and 2005 was $1,209,450 and $1,623,472, respectively.

As of June 30, 2006, we had total assets of $5.0 million, liabilities of $3.6 million and stockholders’ equity of $1.4 million. Our working capital deficit was approximately $3.3 million as of June 30, 2006.

Inflation and Currency Fluctuation

Inflation and currency fluctuations have not previously had a material impact upon our results of operations and are not expected to have a material impact in the near future.

Cash and Sources of Liquidity

During the first six months of 2006, the Company's cash and cash equivalents decreased from approximately $148,000 at December 31, 2005 to approximately $12,000 at June 30, 2006. This decrease was primarily due to the Company's net loss of $1,209,000 during this period.

On June 30, 2006, the Company had current assets of approximately $240,000 (including cash and cash equivalents of approximately $12,000) and current liabilities of approximately $3,581,000. As a result, the Company's current liquidity is extremely limited and the Company will require a significant amount of additional working capital in order to meet its current working capital requirements and implement its business plan. In order to address these issues, the Company is seeking to raise additional working capital through the issuance of debt and equity securities. Although the Company believes that it will be able to obtain additional working capital, there can be no assurance that the Company's efforts will be successful. In the event that the Company is unable to obtain working capital, then the Company’s ability to continue operations will be subject to substantial uncertainty.

Item 3. Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this quarterly report. Based upon the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2006.

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

Item 6a.  Exhibits

Exhibit
Number  Description
31.1   Certifications of CEO pursuant to Section 302 of the Sarbanes-Oxley Act
31.2   Certifications of CFO pursuant to Section 302 of the Sarbanes-Oxley Act
32      Certifications of CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act

Item 6b.  Reports on Form 8-K

Date
Filed   Description
April 04, 2006  Press Release: Fourth Quarter and Year End 2005 Financial Results
May 15, 2006  Press Release: First Quarter 2006 Financial Results
June 12, 2006  Announcement of a Proposed Recapitalization Plan
July 21, 2006  Loss of Significant Customer

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SINOFRESH HEALTHCARE, INC.

August 11, 2006	By	/s/ Charles A. Fust
Charles A. Fust, Chairman of the Board and Chief Executive Officer (principal executive officer)

August 11, 2006	By	/s/ Scott M. Klein
Scott M. Klein, Chief Financial Officer (principal accounting officer)