Form 10QSB
period 2006-09-30
SINOFRESH HEALTHCARE INC
filed 2006-11-14
CIK 1171596

U.S. Securities and Exchange Commission
Washington, D.C. 20549

Form 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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
Yes | | No |X|

The number of shares outstanding of each of the issuer’s classes of common equity as of
November 6, 2006:

Common Stock, No Par Value 16,489,555 shares

SINOFRESH HEALTHCARE, INC.

PART I - FINANCIAL STATEMENTS
Item 1. Financial Statements
SINOFRESH HEALTHCARE, INC.
CONDENSED CONSOLIDATED BALANCE SHEET (unaudited)

September 30, 2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$7,980
Accounts receivable, net of allowances of $79,457	23,810
Inventory, net	66,126
Other current assets	66,808
TOTAL CURRENT ASSETS	164,724

FURNITURE AND EQUIPMENT, NET	55,898
PATENTS, NET	2,115,401
GOODWILL	2,409,401
DEFERRED DEBT ISSUANCE COSTS, NET	29,136
OTHER ASSETS	6,418
TOTAL ASSETS	$4,780,978

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of capital leases	$23,726
Short-term note payable	100,000
Convertible debentures, net of unamortized debt discounts	1,516,667
Accounts payable	1,309,232
Accrued expenses	758,986
TOTAL CURRENT LIABILITIES	3,708,611

CAPITAL LEASES, NET OF CURRENT MATURITIES	20,196
TOTAL LIABILITIES	3,728,807

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Common stock, no par value; 500,000,000 shares authorized; 16,363,305 shares
issued and outstanding	6,682,420
Preferred stock, no par value; $2 liquidation value per share 200,000,000 shares authorized:
Series A convertible preferred stock, voting; 858,170 shares authorized, 785,002
shares issued and outstanding	1,570,003
Series B convertible preferred stock, voting; 1,500,000 shares authorized, issued
and outstanding	3,000,000
Series C convertible preferred stock, voting; 1,250,000 shares authorized; 830,750
shares issued and outstanding	1,491,056
Accumulated deficit	(11,479,852)
Deferred stock-based compensation	(211,456)
TOTAL STOCKHOLDERS’ EQUITY	1,052,171
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,780,978

See notes to unaudited condensed consolidated financial statements.

SINOFRESH HEALTHCARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

REVENUE, net	$155,079	$978,620	$773,086	$2,299,450

COST OF REVENUE	63,020	317,445	383,200	692,238

GROSS PROFIT	92,059	661,175	389,886	1,607,212

OPERATING EXPENSES
Salaries and other compensation expenses	205,402	249,605	729,501	762,905
Professional fees	46,176	(73,275)	305,081	410,267
Other general and administrative expenses	79,699	113,501	307,040	351,053
Marketing and advertising expenses	2,278	93,903	54,357	937,816
Research and development expenses	-	135,883	1,172	179,540
Depreciation and amortization	65,450	65,448	196,351	196,344

TOTAL OPERATING EXPENSES	399,005	585,065	1,593,502	2,837,925

INCOME (LOSS) FROM OPERATIONS	(306,946)	76,110	(1,203,616)	(1,230,713)

OTHER INCOME (EXPENSE):
Interest, net	(142,491)	(192,780)	(466,735)	(511,992)
Other income, net	-	-	11,464	2,563

TOTAL OTHER INCOME (EXPENSE)	(142,491)	(192,780)	(455,271)	(509,429)

NET INCOME (LOSS) BEFORE INCOME TAXES	(449,437)	(116,670)	(1,658,887)	(1,740,142)

PROVISION FOR INCOME TAXES	-	-	-	-

NET INCOME (LOSS)	$(449,437)	$(116,670)	$(1,658,887)	$(1,740,142)

NET INCOME (LOSS)
PER COMMON SHARE
-basic	$(0.03)	$(0.01)	$(0.11)	$(0.12)
-diluted	$(0.03)	$(0.01)	$(0.11)	$(0.12)

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING
-basic	16,083,674	14,395,686	15,610,035	14,283,450
-diluted	16,083,674	14,395,686	15,610,035	14,283,450

See notes to unaudited condensed consolidated financial statements

SINOFRESH HEALTHCARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Nine Months Ended September 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,658,887)	$(1,740,142)
Adjustments to reconcile net loss to net cash
used in operations:
Stock, options and warrants issued for services	201,358	29,488
Amortization and depreciation	196,351	196,344
Stock issued for settlement cost	-	37,500
Change in allowance for discounts and returns	29,754	11,000
Change in allowance for excess inventory	50,000	-
Amortization of debt discount	220,973	248,194
Amortization of deferred debt issuance costs	148,577	166,881
Changes in assets and liabilities:
Accounts receivable	220,862	(183,162)
Inventory	(3,125)	(100,283)
Other current assets	126,122	248,437
Accounts payable	83,575	(37,334)
Accrued expenses	162,121	(75,977)
NET CASH USED IN OPERATING ACTIVITIES	(222,319)	(1,199,054)

FINANCING ACTIVITIES:
Proceeds from short-term notes payable	100,000	-
Payments on debt and capital leases	(17,738)	(21,492)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	82,262	(21,492)

NET DECREASE IN CASH	(140,057)	(1,220,546)

CASH AND CASH EQUIVALENTS - beginning of period	148,037	1,332,424
CASH AND CASH EQUIVALENTS - end of period	$7,980	$111,878

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$58,611	$105,297

NON-CASH ACTIVITY:
Conversion of accounts payable to a short-term note payable	$-	$22,875
Reduction of accounts payable and accrued expenses
through the issuance of common stock	$231,446	$-
Warrants issued in connection with a services agreeement
increasing other current assets and common stock	$-	$23,242
Conversion of debentures into common stock	$170,000	$100,000

See notes to unaudited condensed consolidated financial statements.

SinoFresh HealthCare, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2006

Note 1. Basis of Presentation

The accompanying unaudited financial statements of SinoFresh HealthCare, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States and the rules and regulations of the United States Securities and Exchange Commission for interim financial information. Accordingly, they do not include all of the information and footnotes necessary for a comprehensive presentation of financial position and results of operation.

The Company’s ability to continue as a going concern is subject to uncertainty due to the Company’s history of losses, limited financial resources and need for additional working capital to implement the Company’s business plan. In this connection, the Company requires additional working capital in order to market and distribute its products, utilize the technology underlying its patents, further develop existing and new products, and pay its existing accounts payable and convertible debentures. The convertible debentures are collateralized by substantially all of the Company’s assets, including its intellectual property, and are due on December 6, 2006. A default on interest or principal payments on these debentures could result in a significant negative impact on the Company’s ability to continue operations.

On September 30, 2006, the Company had current assets of approximately $165,000 (including cash and cash equivalents of approximately $8,000) and current liabilities of approximately $3,709,000. As a result, the Company’s current liquidity is extremely limited and the Company will require a significant amount of additional working capital in order to meet its current working capital requirements. In order to address these issues, the Company is seeking to raise additional working capital through the issuance of debt and equity securities. Although the Company believes that it will be able to obtain additional working capital, there can be no assurance that the Company’s efforts will be successful. In the event that the Company is unable to obtain working capital on a timely basis, then the Company’s ability to continue operations will be adversely affected. The accompanying statements do not include any adjustments that might be necessary if the Company were unable to continue as a going concern.

In the opinion of management, all adjustments, consisting of normal recurring adjustments, have been made in the September 30, 2006 and 2005 financial statements, which are necessary for a fair financial statement presentation. The results for the three and nine months ended September 30, 2006 and 2005 are not necessarily indicative of financial operations for the full year.

For further information, refer to the financial statements and footnotes included in the Company’s Annual Report on Form 10-KSB as filed with the Securities and Exchange Commission for the year ended December 31, 2005.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company’s significant estimates and assumptions include, but are not limited to, uncertainties associated with potential future product returns, the uncollectibility of accounts and other receivables, inventory obsolescence, valuation of acquired assets for purposes of allocating the purchase price, including patents and goodwill, subsequent recoverability analysis, and estimated accruals relating to legal contingencies.

Note 2. Short-term Note Payable

On June 9, 2006, the Company entered into an unsecured loan agreement with a non-affiliated third party in the amount of $100,000. According to the loan provisions, the principal and interest totaling $120,000 was due on July 31, 2006. The Company is currently in default on the repayment of this loan and is in the process of negotiating with the note holder to restructure this debt.

Note 3. Shareholders’ Equity

During the first nine months of 2006, the holders of 32,500 shares of the Company’s series C preferred stock converted these shares into 65,000 shares of the Company’s common stock and holders of 25,000 shares of the Company’s series A preferred stock converted these shares into 25,000 shares of the Company’s common stock. Also during the first nine months of 2006, the holders of debentures with an aggregate principal balance of $170,000 converted these debentures into 680,000 shares of common stock, and 738,076 shares of common stock were issued to satisfy $184,519 in trade accounts payable and other accrued liabilities.

In February 2006, the Company issued a total of 200,000 shares of common stock to two consultants in exchange for business development and market research services.

In April 2006, 170,000 shares of common stock were issued to three outside directors as compensation for serving on the Company’s Board.

In September 2006, 40,000 warrants were issued in connection with a lawsuit settled at the end of 2005. The warrant value of $9,427 was accrued as of December 31, 2005.

During the first quarter of 2006, the Company granted 295,000 stock options to employees at an exercise price of $0.25 per share which was equal to the market price of the Company’s common stock on the date of the grants. These options will expire in five years and vest over a three-year period. The estimated fair market value of these options was determined to be approximately $52,000. In addition, the Company reduced the exercise prices for 1,265,000 stock options to $0.25 per share. The exercise prices for these options had ranged from $0.57 to $1.70. The repricing of these options has not resulted in any additional expense to be recorded by the Company during the nine months ended September 30, 2006.

Also in the first quarter of 2006, as a result of the Company’s issuance of shares at a price of $0.25 per share, the conversion price of certain outstanding convertible debentures was reduced from $0.55 per share to $0.25 per share and the number of shares issuable under the debentures was increased from 3,145,455 shares to 6,920,000 shares.

Note 4. Stock-Based Compensation

Effective January 1, 2006, the Company has transitioned from Accounting Principles Board Opinion (APB) No. 25 “Accounting for Stock Issued to Employees”, to Statement of Financial Accounting Standards No. 123R, “Accounting for Stock-Based Compensation” (SFAS No. 123R). Using the prospective method under SFAS No. 123R, the Company recorded approximately $247,000 of deferred stock-based compensation relating to the unamortized balance of options issued prior to 2006.

In addition, the Company recognized an additional amount of compensation expense, using the Black_Scholes valuation model, of approximately $52,000 in deferred stock-based compensation related to options awarded in 2006.

In 2006, the Company recognized stock compensation expense of approximately $151,000 relating to the amortization of deferred stock-based compensation.

The fair value of each stock option or warrant granted to non-employees is estimated on the measurement date using the fair value method of SFAS 123R.

The following table reflects pro forma supplemental financial information related to stock-based employee compensation, for the three months ended September 30, 2005:

Net loss, as reported	$(116,670)
Additional stock-based employee compensation costs that would have been included in the determination of net loss if the fair value
method (SFAS No. 123R) had been applied to all awards in 2005	(42,329)
Pro forma net loss, as if the fair value method had
been applied to all awards	$(158,999)
Net loss per common share, as reported
-basic	$(0.01)
-diluted	$(0.01)
Pro forma net loss per common share, as if the fair
value method had been applied to all awards in 2005
-basic	$(0.01)
-diluted	$(0.01)

The following table reflects pro forma supplemental financial information related to stock-based employee compensation, for the nine months ended September 30, 2005:

Net loss, as reported	$(1,740,142)
Additional stock-based employee compensation costs that would have been included in the determination of net loss if the fair value
method (SFAS No. 123R) had been applied to all awards in 2005	(124,726)
Pro forma net loss, as if the fair value method had
been applied to all awards	$(1,864,868)
Net loss per common share, as reported
-basic	$(0.12)
-diluted	$(0.12)
Pro forma net loss per common share, as if the fair
value method had been applied to all awards in 2005
-basic	$(0.13)
-diluted	$(0.13)

Note 5: Related Party Information

SinoFresh leases its facility at 516 Paul Morris Drive, Englewood, Florida, from Fust Real Estate Ventures, LLC, which is owned 50% by Charles Fust, the Chairman and CEO, and 50% by Stacey Maloney-Fust, Senior Vice President, Assistant Secretary, and a member of our board of directors. The lease has a 5-year term, effective April 2003, at a base rent of $5,998 per month (plus sales tax). The lease provides for two additional five-year terms at the option of SinoFresh. Rental expense for this facility was approximately $19,000 for each of the three-month periods ended September 30, 2006 and 2005 and approximately $58,000 for each of the nine-month periods ended September 30, 2006 and 2005. As of September 30, 2006, the Company owed Fust Real Estate Ventures, LLC approximately $22,915 for accrued rent.

The Otto Law Group, PLLC, Seattle, Washington, provides legal services to the Company. David Otto of The Otto Law Group, PLLC, is a shareholder and a member of the Board of Directors of the Company and was formerly the Company’s General Counsel and Secretary. During the three months ended September 30, 2006 and 2005, The Otto Law Group, PLLC billed the Company approximately $7,000 and $0, respectively, for legal fees and expenses. Legal fees to this firm for the nine months ended September 30, 2006 and 2005 were approximately $20,000 and $0, respectively. There were no outstanding fees payable to this firm as of September 30, 2006.

Item 2. Management’s Discussion and Analysis or Plan of Operation

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

In July 2006, we were notified by Wal-Mart Stores, Inc. that the retailer does not intend to stock SinoFresh™ Nasal & Sinus Care in its stores for the upcoming cold and flu season. The retailer cited past sales performance that did not meet category objectives as part of the reason for the discontinuation. The retailer’s initiative to reduce store level inventory values, launched earlier this year, also played a role in the decision. The Company acknowledges that the delay in its marketing initiatives as a result of a lack of funding has made it difficult to achieve Wal-Mart’s high performance standards throughout the entire chain. Certain Wal-Mart stores will continue to stock our product by obtaining it through third party distributors.

Wal-Mart represented approximately 10% of the nearly 30,000 outlets where SinoFresh™ is sold, and accounted for approximately 30% of gross revenues. We believe that the loss of these revenues will be partially offset by increased sales in our other accounts, such as CVS Pharmacy and Walgreens, as consumers shift their purchases to these and other locations.

We recently reformulated our nasal spray with added ingredients that complement the germ and mold killing action of the formula and provide better control of symptoms such as nasal congestion, sinus pressure and sinus headache. In addition, we have created a fresh package design with bolder benefit statements and easy-to-read product features. We have revised Drug Fact labeling to help consumers properly select and use the product, and we have improved the sprayer mechanism in order to lower the overall height of the bottle, making it easier to operate. Shipments of the new formulation began in September 2006 and the product was renamed SinoFresh™ Nasal and Sinus Care.

The Company continues to be interested in the New Drug Application (NDA) process for a therapeutic nasal spray based upon SinoFresh TM Nasal & Sinus Care. The Company will be requesting the FDA to approve this nasal spray for treatment of and/or reduction in the symptoms of certain respiratory diseases. The Company was granted a preliminary Investigational New Drug Application (INDA) meeting with the FDA in 2005 to discuss the regulatory pathway necessary to gain an INDA for the nasal spray and will next seek to gain FDA approval of the required protocol prior to initiating clinical work. Assuming that the safety and efficacy of the nasal spray are demonstrated in these clinical studies, the Company would be granted FDA approval of the nasal spray under an NDA. The Company anticipates that conducting the clinical trials and obtaining FDA approval for the nasal spray will require substantial resources (including additional capital) and may take several years. The Company intends to move forward with the application process upon the receipt of adequate funding. There is no assurance that the FDA will approve an NDA for the Company’s therapeutic nasal spray or that the Company can obtain sufficient funding to underwrite the cost of obtaining FDA approval.

The Company currently outsources the manufacturing of its products to an FDA approved contract-manufacturing facility.

Our shares are traded on the Over-the-Counter-Bulletin Board under the symbol “SFSH.OB.”

Results of Operations

Revenues decreased $823,541 from $978,620 to $155,079 for the three months ended September 30, 2005 and 2006, respectively and decreased $1,526,364 from $2,299,450 to $773,086 for the nine months ended September 30, 2005 and 2006, respectively. The Company believes that these decreases were primarily a result of the lack of marketing and advertising funds available in 2006 and also due to inferior labeling claims as a result of a change to the Health and Beauty Aid category. Labeling improvements were recently made to coincide with the new homeopathic formulation for our nasal spray that was introduced in September 2006. The loss of Wal-Mart also had an adverse effect on the third quarter of 2006 compared to the third quarter of 2005. Wal-Mart previously accounted for approximately 30% of revenues. It is anticipated that the loss of Wal-Mart will benefit sales at other retail locations. However, the net impact on future sales cannot be readily ascertained.

Gross profit for the three months ended September 30, 2006 was $92,059 (or 59%), compared to $661,175 (68%) for the same period in 2005. Gross profit for the nine months ended September 30, 2006 was $389,886 (or 50%), compared to $1,607,212 (70%) for the same period in 2005. The decrease in margin percentage for each of these periods in 2006 is primarily attributed to a sales allowance that was made for the return of throat spray product when a Wal-Mart elected to discontinue carrying the product. Although sales of throat spray account for less than 1% of the Company’s total sales, Wal-Mart will be returning a significant amount of inventory. Also affecting quarter and year-to-date margin percentages in 2006 was the implementation of a rebate program starting in the last quarter of 2005. Finally, the nine-month period ending September 30, 2006 included a reserve for excess inventory of $50,000 for our throat spray product. The throat spray product is not selling as well as originally anticipated as a result of a lack of marketing and advertising funds and limited distribution.

Salaries and other compensation expenses decreased $44,203 from $249,605 to $205,402 for the three months ended September 30, 2005 and 2006, respectively, and decreased $33,404 from $762,905 to $729,501 for the nine months ended September 30, 2005 and 2006, respectively. The decrease is a result of specific reductions in personnel in order to streamline the organization and to reduce administrative costs offset by costs associated with stock-based compensation as a result of the implementation of SFAS 123R.

Professional fees increased $119,451, from ($73,275) to $46,176 for the three months ended September 30, 2005 and 2006, respectively, and decreased $105,186, from $410,267 to $305,081 for the nine months ended September 30, 2005 and 2006, respectively. The 2005 third quarter fees included a reversal of $183,000 in accrued consulting fees, which had been subject to litigation. The Company eliminated this accrual in the third quarter of 2005, after the claims of the consultant were dismissed. Year-to-date fees for 2005 included legal fees related to an on-going lawsuit that was substantially complete by the end of 2005.

Other general and administrative expenses decreased $33,802 from $113,501 to $79,699 for the three months ended September 30, 2005 and 2006, respectively, and decreased $44,013 from $351,053 to $307,040 for the nine months ended September 30, 2005 and 2006, respectively. These decreases were primarily due to a reduction in certain insurance premiums and other costs. The cost reductions for 2006 year to date are partially offset by a charge for an uncollectible receivable associated with a small distributor.

Marketing and advertising expenses decreased $91,625 from $93,903 to $2,278 for the three months ended September 30, 2005 and 2006, respectively, and decreased $883,459 from $937,816 to $54,357 for the nine months ended September 30, 2005 and 2006, respectively. The Company’s marketing and advertising activities have been significantly curtailed in 2006 due to the lack of working capital.

Research and development expenses were $0 and $135,883 for the three months ended September 30, 2006 and 2005, respectively and were $1,172 and $179,540 for the nine months ended September 30, 2006 and 2005, respectively. The Company’s research and development activities for both periods were limited in 2006 due to the lack of financial resources.

Depreciation and amortization totaled $65,450 and $65,448 for the three months ended September 30, 2006 and 2005, respectively and totaled $196,351 and $196,344 for the nine months ended September 30, 2006 and 2005, respectively. These expenses principally consist of amortization of patent costs.

Total other expense was $142,491 and $192,780 for the three months ended September 30, 2006 and 2005, respectively and $455,271 and $509,429 for the nine months ended September 30, 2006 and 2005, respectively. Other expense principally consists of interest and amortized debt issuance costs associated with the debentures issued by the Company in the fourth quarter of 2004.

As a result of the factors discussed above, we had a net loss of $449,437 ($0.03 per basic share) compared to a net loss of $116,670 ($0.01 per share) for the three months ended September 30, 2006 and 2005, respectively. The net loss for the nine months ended September 30, 2006 and 2005 was $1,658,887 ($0.11 per share) and $1,740,142 ($0.12 per share), respectively.

As of September 30, 2006, we had total assets of approximately $4.8 million, liabilities of approximately $3.7 million and stockholders’ equity of approximately $1.1 million. Our working capital deficit was approximately $3.5 million as of September 30, 2006.

Inflation and Currency Fluctuation

Inflation and currency fluctuations have not previously had a material impact upon our results of operations and are not expected to have a material impact in the near future.

Cash and Sources of Liquidity

During the first nine months of 2006, the Company’s cash and cash equivalents decreased $140,000, from approximately $148,000 at December 31, 2005 to approximately $8,000 at September 30, 2006. This decrease was primarily due to the Company’s net loss of $1,659,000 during this period.

On September 30, 2006, the Company had current assets of approximately $165,000 (including cash and cash equivalents of approximately $8,000) and current liabilities of approximately $3,709,000. As a result, the Company’s current liquidity is extremely limited and the Company will require a significant amount of additional working capital in order to meet its current working capital requirements and implement its business plan. In order to address these issues, the Company is seeking to raise additional working capital through the issuance of debt and equity securities. Although the Company believes that it will be able to obtain additional working capital, there can be no assurance that the Company’s efforts will be successful. In the event that the Company is unable to obtain working capital on a timely basis, then the Company’s ability to continue operations will be adversely affected.

Item 3. Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this quarterly report. Based upon the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2006.

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

Item 6a.  Exhibits

Exhibit
Number	Description
31.1	Certifications of CEO pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certifications of CFO pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certifications of CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act

Item 6b.  Reports on Form 8-K

Date
Filed	Description
August 15, 2006	Press Release: Second Quarter 2006 Financial Results

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SINOFRESH HEALTHCARE, INC.
November 14, 2006	By	/s/ Charles A. Fust
Charles A. Fust, Chairman of the Board and Chief Executive Officer (principal executive officer)

November 14, 2006	By	/s/ Scott M. Klein
Scott M. Klein, Chief Financial Officer (principal accounting officer)