Form 10KSB
period 2006-12-31
SINOFRESH HEALTHCARE INC
filed 2007-04-16
CIK 1171596

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
for the fiscal year ended December 31, 2006

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

COMMON STOCK, NO PAR VALUE

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b2 of the Exchange Act). Yes  ☐ No ☐

Issuer's revenues for its most recent fiscal year were $1,083,576.

The aggregate market value of the common stock held by non-affiliates computed by reference to the last sale price of such stock as of March 20, 2007 was approximately $912,000.

As of March 20, 2007, there were 16,902,055 shares of the issuer's common stock outstanding.

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

The Company's corporate headquarters are located at 516 Paul Morris Drive, Englewood, Florida 34223. Our website address is http://www.sinofresh.com.

The Company and its Business

OVERVIEW

We are a pharmaceutical company engaged in the research, development and marketing of novel therapies to treat inflammatory and infectious diseases and disorders of the upper respiratory system. Our principal product is SinoFresh™ Nasal and Sinus Care, which we market through national drug and food chain stores, including, Wal-Mart, Walgreens, CVS, Osco Drug, Publix Super Markets, Rite Aid, Sav-on Drugs, and Duane Reade. We are seeking to expand our retail distribution network to include the remainder of the chain stores we are already servicing, other national food and drug chain stores and independent pharmacies.

Charles Fust, the inventor of the SinoFresh™ products, transferred to the Company his three U.S. patents issued by the U.S. Patent & Trademark Office for the Company's proprietary composition for freshening the nostrils and sinus cavities. He has also transferred to the Company various foreign patents and patent applications relating to that proprietary composition. The Company also has a patent pending on a new proprietary over-the-counter (“OTC”) product for the treatment of otitis. Currently, the Company has under development several promising new products for upper respiratory disorders and related diseases.

Prior to June 2005, the Company's principal product was SinoFresh™ Nasal & Sinus Care, which was originally marketed under the oral antiseptic monograph system of the U.S. Food and Drug Administration (FDA) applicable to certain OTC drugs. On April 21, 2005, the FDA issued a letter to the Company indicating that it could no longer market its nasal spray under this monograph system.

The Company immediately reformulated its nasal spray as a health and beauty aid product, emphasizing the nasal spray's many non-therapeutic cleansing and moisturizing benefits. The product’s name was changed to SinoFresh™ Nasal Mist. In mid-2006, the nasal product was reformulated a third time. This latest reformulation was based on homeopathic ingredients designed to provide an antiseptic solution targeting relief of sinus pain, pressure and inflammation. The product was then renamed back to SinoFresh™ Nasal & Sinus Care.

The Company has a plan to continue the New Drug Application (NDA) process for a therapeutic nasal spray, requesting the FDA to approve a nasal spray indicated for treatment of and/or reduction in the symptoms of certain diseases. In August 2005, the Company held a meeting with the FDA to discuss an Investigational New Drug Application (INDA) for a nasal spray - a prerequisite to the conduct of the clinical investigations necessary to support a NDA. Assuming that the safety and efficacy of the nasal spray is demonstrated in these clinical studies, the Company will seek FDA approval of the nasal spray under an NDA. Conducting the clinical trials and obtaining FDA approval for any pharmaceutical product requires substantial resources (including a substantial amount of additional capital) and may take several years. There is no assurance that FDA will approve an NDA for the Company's therapeutic nasal spray or any other Company product or that the Company can obtain sufficient funding to underwrite the cost of obtaining FDA approval.

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

PRODUCTS

Non-Ethical Pharmaceutical Products

SinoFresh™ Nasal and Sinus Care is the Company’s principal product. This product is a nasal spray which contains two active homeopathic ingredients. This product is formulated to kill mold, bacteria and certain viruses that reside in the nose and sinus passages, and to remove dust, pollen and other irritants. In addition, this formulation is designed to relieve sinus pain, pressure and inflammation. SinoFresh™ Nasal and Sinus Care generally retails between $13.49 and $15.99 before rebates for a 1-fluid ounce bottle (approximately a 30-day supply).

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

Ethical Pharmaceutical Products

The Company has plans to continue development of a nasal spray product (preliminarily called "Rhinox") for the treatment of chronic rhinosinusitis ("CRS"). The Company is seeking funding in order to continue with clinical studies. Assuming the efficacy of the Company's clinical studies, management would seek FDA approval of the new product as an NDA. The Company may develop new drugs in the prescription drug category. Obtaining FDA regulatory approval for these pharmaceutical products will require substantial resources and may take several years. The length of this process will depend upon the method of administration, pharmaceutical complexity, novelty of the product, the nature of the disease or ailment, and the indications to be treated. If the Company is not granted regulatory approval for these new products in a timely manner, or if the patents sought are not granted, or if the patents granted are subsequently challenged, these events could have a material effect on the business and financial conditions of the Company.

RESEARCH AND DEVELOPMENT

Research and development activities are identified and planned by in-house staff members. Because of limited personnel and facility resources, the Company relies primarily on external sources for conducting its research and development activities. Research and development costs for the years ended December 31, 2006 and 2005 were approximately $1,000 and $181,000, respectively. The Company has a pipeline of several new products based on its current product platform. Assuming that the Company can obtain sufficient financing or other support, the Company plans to establish the protocols and file an INDA with the FDA geared toward the use of antiseptic therapies in the upper respiratory system and to undertake the clinical studies necessary for the FDA approval of a nasal spray product for the prescription drug market. Additionally, extensive clinical and developmental testing is anticipated in connection with the Company's development of other new ethical drug products related to the treatment of various upper respiratory disorders and related diseases. Many of these new products are expected to lead to applications for new patents in the United States as well as abroad. The Company is pursuing partnering and collaborative arrangements with several additional prominent organizations. These arrangements are being sought in order to further enhance the Company's research and development activity.

REGULATORY MATTERS

The Company's business is subject to federal and state laws and regulations adopted for the health and safety of consumers and users of its products. The Company's SinoFresh™ Nasal and Sinus Care and SinoFresh™ Daily Throat Spray products are subject to regulation by various federal, state and foreign agencies, and the Company is subject to regulatory and legislative changes that can affect the economics of both the Company and the industry by requiring changes in operating practices and protocols or by influencing the demand for, and the costs of, production and distribution of SinoFresh™ products. Management believes that the Company is in compliance with all applicable laws, regulations and standards currently in effect, including the Food, Drug and Cosmetics Act of 1938 and amendments thereto. Although it is possible that the future results of operations could be affected by the future costs of compliance, the Company's management believes that future costs of compliance will not have a material adverse effect on either the Company's financial position or competitive position.

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

Currently, SinoFresh™ Nasal and Sinus Care is being marketed as a Homeopathic Drug product. This approach allows for statements regarding the proper use of the product based on the active ingredients. This enables the Company to emphasize not only that it is an antiseptic nasal product but also that it is specifically designed to address particular sinusitis conditions.

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

In July, 2005, a utility patent filing, Serial Number 11/187,575 was submitted entitled, Methods And Compositions For Inhibiting, Destroying, And/or, Inactivating Viruses (Antiseptics). This application claims priority to co-pending U.S. provisional application with the same title having Serial Number 60/590/781, which is entirely incorporated in the later filing. This invention represents a collaboration between Charles Fust, The Lovelace Respiratory Institute (LRRI), Kevin Harrod and Adriana Kajon. The embodiment of this patent has been filed on a timely basis in numerous foreign countries. Foreign filing status, by country, is available upon request. This patent is pending.

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

The Company's primary customers in 2006 were Wal-Mart, Walgreens, CVS, and Rite Aid which accounted for more than 68% of the Company's annual gross sales volume in 2006. Wal-Mart, which represented 18% of the 2006 gross sales, substantially reduced distribution of the Company’s nasal product mid-way through the year. The Company had two customers that accounted for over 79% of gross accounts receivable at December 31, 2006. The loss of any one of these customers could adversely impact the Company's future revenue.

COMPETITION

There are a variety of competitors in both the OTC and prescription “Rx” marketplace for SinoFresh™ Nasal & Sinus Care and Daily Throat Sprays. Generally, our competitors can be segmented into three types:
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

At first glance the competitive landscape appears crowded, in particular for our nasal spray. However, we believe that if properly marketed, the versatility of our product should enable us to effectively gain share across many product segments. SinoFresh™ Nasal & Sinus Care is an effective nasal cleanser and moisturizer in competition with saline rinses, and rinses away allergens, which can help eliminate the need for antihistamines. SinoFresh also targets the underlying causes of chronic sinus ailments, such as mold, bacteria and viruses. Chronic sufferers are most likely to use OTC products such as decongestant nasal sprays, or to receive prescriptions from their physician for corticosteroids and antibiotics.

EMPLOYEES

As of March 20, 2007, the Company had six (6) full-time employees. None of the Company's employees are subject to collective bargaining agreements. The Company periodically engages independent contractors to fulfill certain sales, marketing and business development needs.

SUPPLIERS

The Company has qualified two third-party (contract) manufacturers, both of which are FDA approved manufacturing facilities, to manufacture its products. The Company believes that either of these manufacturers is capable of sustaining and providing its production needs.

Raw materials used in the production of the SinoFresh™ Nasal & Sinus Care and SinoFresh™ Daily Throat Spray are readily available from numerous sources. Should any vendor be unable or unwilling to supply the Company's manufacturer with an ingredient, other sources have been identified. However, any situation where the vendor is not able to supply the contract manufacturer with the ingredients may result in a temporary delay in production until replacement supplies are obtained to meet the Company's production requirements.

SALES AND MARKETING

SinoFresh is aided in its sales and marketing efforts through various individual broker arrangements which provide the Company with sales support in retail accounts throughout the United States and Canada. The Company pays these brokers a percentage of net revenue attributable to their sales. Management believes that these arrangements are cost-effective and, as such, saves valuable resources that can otherwise be expended in its marketing and product branding efforts

The Company anticipates that drug stores will continue to provide a significant portion of its revenue from product sales. We are focusing our sales efforts on the large chain drugstore companies. Small local pharmacies are generally serviced through large national independent distributors. There are more than 45,000 pharmacies in the United States of which approximately 25,000 are independent. Large grocery store chains are also targeted as they account for more than 7,000 outlets. The Company estimates that its products are available in more than 20,000 retail outlets.

SinoFresh is currently exploring the possibility of launching the SinoFresh™ brand in markets in Europe, Asia and elsewhere around the world through licensing arrangements with joint ventures or partnerships.

ITEM 2. DESCRIPTION OF PROPERTY

The Company's executive offices are located at 516 Paul Morris Drive, Englewood, Florida 34223. This facility consists of approximately 10,000 square feet of office and warehouse space. The Company leases the facility from an entity owned by Stacey Maloney-Fust, a director of the Company. Base lease payments are $5,998 per month, plus sales tax. The lease has a five-year term which expires in April 2008, and may be renewed for two additional terms of five years each. In addition, the Company is responsible for payment of real estate taxes on the property, association maintenance fees and assessments, insurance, and all non-exterior maintenance and repairs on the property. The Company believes that the existing facility is adequate to meet its current and anticipated needs.

ITEM 3.  LEGAL PROCEEDINGS

Cabral v. SinoFresh Laboratories, Inc., Charles Fust, et. al. Circuit Court of Jefferson County, Alabama (CV026963). The Company’s predecessor, SinoFresh HealthCare, Inc., a Delaware corporation, acquired certain assets and liabilities of SinoFresh Laboratories, Inc., an Alabama corporation (“Labs”), effective November 15, 2002. The sale transaction was approved by majority vote of Labs’ shareholders. Dr. John Cabral, a Labs shareholder filed a lawsuit on November 15, 2002, based on several claims including faulty notice for the shareholders meeting, breach of fiduciary duty, conflicts of interest by the directors, minority shareholder oppression and a claim for breach of a consulting agreement. Labs and the individual defendants deny any wrong doing in the case and will seek the least costly solution to this matter. Accordingly, it is estimated that the likely outcome of this case will result in a settlement of not more than $225,000. The Company has agreed to indemnify Labs for costs associated with this lawsuit not to exceed $300,000.

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

Market Information

Our common stock is traded in the over-the-counter market and is quoted on the OTC Electronic Bulletin Board (“OTCBB”) under the symbol "SFSH.OB." The following table represents the range of the high and the low closing bid prices, as quoted on the OTCBB, for each calendar quarter during the last two fiscal years. These quotations represent prices between dealers, may not include retail mark-ups, markdowns or commissions, and may not necessarily represent actual transactions.

Fiscal Quarter Ended	Low	High
December 31, 2006	$0.06	$0.21
September 30, 2006	$0.05	$0.12
June 30, 2006	$0.10	$0.25
March 31, 2006	$0.19	$0.33
December 31, 2005	$0.20	$0.35
September 30, 2005	$0.13	$0.54
June 30, 2005	$0.13	$0.51
March 31, 2005	$0.30	$0.77

There are approximately 713 shareholders of the Company's common stock as of March 20, 2007.

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

Equity Compensation Plan Information

The following table sets forth information about the Company's equity compensation plans, including the Company's 2002 Stock Option Plan (the Plan) and non-plan equity compensation agreements as of December 31, 2006.

	Number of Securities to		Number of Securities
	be Issued Upon	Weighted-Average	Remaining Available
	Exercise of	Exercise Price of	For Future Issuance
	Outstanding Options,	Outstanding Options,	Under Equity
Plan Category	Warrants and Rights	Warrants and Rights	Compensation Plans
Equity Compensation Plans Approved By Shareholders	1,873,750 (1)	$0.33	1,126,250 (2)

Equity Compensation Plans Not Approved by Shareholders	6,442,474 (3)	$0.89	N/A
Total	8,316,224	$0.77	1,126,250
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

 The Company has an employment agreement with Scott M. Klein, the Chief Financial Officer and Secretary, which provides, among other things, that Mr. Klein will be granted a 5-year option for 50,000 shares on November 1, 2007, at an exercise price that is the closing sale price of the Company's common stock on that date, and will vest ratably over three years commencing on the date of grant.

In 2006, the Company granted a total of 345,000 plan options to various employees. In addition, the Company reduced the exercise prices for 1,265,000 stock options to $0.25 per share. These options had original exercise prices ranging from $0.57 to $1.70.

Equity Compensation Plans Not Approved by Shareholders

In 2006, a 5-year non-plan option for 40,000 shares was issued in connection with a lawsuit settled at the end of 2005. The option vested on the date of grant. In addition, 100,000 non-plan options previously issued to a consultant were cancelled because the performance criteria for vesting were not met.

In connection with a debenture financing in 2004, we issued to the debenture holders and a placement agent warrants to purchase shares of common stock. The warrants, which expire on December 6, 2009, contain anti-dilution provisions under which the number of shares issuable upon exercise of the warrants and the exercise price will be adjusted upon the issuance of common stock or securities convertible into or exercisable for common stock at prices lower than the then effective exercise price of the warrants, the occurrence of stock splits, stock distributions, and other corporate events. As a result of dilutive issuances during 2006, outstanding warrants connected with this financing increased from 1,951,645 warrants to 4,626,348 warrants and had exercise prices decrease from between $0.60 and $0.55 per share to $0.25 per share.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information and analysis of SinoFresh's financial condition and results of operations for the fiscal years ended December 31, 2006 and December 31, 2005 should be read in conjunction with the consolidated financial statements of SinoFresh and the notes thereto appearing elsewhere in this report. Statements in this section and elsewhere in this report that are not statements of historical or current fact constitute "forward-looking statements." Such statements are subject to certain risks and uncertainties, which could cause results to differ materially from those projected, including, but not limited to, those set forth below under "Risk Factors" and elsewhere in this report.

Summary Financial Information

The following table provides selected consolidated financial and operating data for the years ended December 31, 2006 and 2005.

Statement of Operations Data

	Year Ended December 31, 2006	Year Ended December 31, 2005
Revenue, net	$1,083,576	$2,939,189
Gross Profit	546,371	2,064,575
Loss From Operations	(1,583,592)	(1,543,564)
Net Loss	(4,963,031)	(1,833,508)

Balance Sheet Data

	December 31
	2006	2005
Current Assets	$233,796	$728,394
Current Liabilities	4,537,152	3,543,407
Total Assets	2,346,062	5,689,576
Long Term Debt	14,260	37,915
Stockholders' Equity (Deficit)	(2,205,350)	2,108,254

Results of Operations

Revenues for 2006 were $1,083,576 representing a decrease of $1,855,613 from revenues in 2005. The Company believes that these decreases were primarily a result of the lack of marketing and advertising funds available in 2006 and also due to inferior labeling claims as a result of a change to the Health and Beauty Aid category. Labeling improvements were made to coincide with the new homeopathic formulation for our nasal spray that was introduced in September 2006. The loss of Wal-Mart in the third quarter of 2006 also had an adverse effect on revenues. Wal-Mart accounted for approximately 30% of revenues in 2005 and while it is anticipated that the loss of Wal-Mart will benefit sales at other retail locations, the net impact on future sales cannot be readily ascertained.

Gross profit for 2006 was $546,371 (50%), compared to $2,064,575 (70%) for 2005. The decrease in the gross margin is primarily due the return of throat spray after it was discontinued by one of our major retailers. In addition, cooperative programs were maintained at near the same level as in 2005, however, these programs were much higher in terms of a percentage of sales in 2006. Finally, a rebate program implemented from late 2005 through 2006 resulted in a higher percentage of sales compared to similar incentive programs in place during 2005.

Salaries and related expenses decreased $253,277, from $1,159,504 to $906,227 for the years ended December 31, 2005 and 2006, respectively. The decrease is a result of specific reductions in personnel in order to streamline the organization and to reduce administrative costs offset by costs associated with stock-based compensation as a result of the implementation of SFAS 123R.

Professional fees decreased $63,339, from $583,322 to $519,983 for the years ended December 31, 2005 and 2006, respectively. Professional fees for 2005 were higher than 2006 as a result of an on-going lawsuit that was substantially complete by the end of 2005. These fees in 2005 were offset by a reversal of $183,000 in accrued consulting fees, which had been subject to litigation. The Company eliminated this accrual in 2005, after the claims of the consultant were dismissed.

Other general and administrative expenses decreased $70,736 from $454,649 to $383,913 for the years ended December 31, 2005 and 2006, respectively. This decrease was primarily due to a reduction in certain insurance premiums and other costs. The cost reductions for 2006 are partially offset by a charge for an uncollectible receivable associated with a small distributor.

Marketing and advertising expenses decreased $911,076 from $967,942 to $56,866 for the years ended December 31, 2005 and 2006, respectively. The Company’s marketing and advertising activities have been significantly curtailed in 2006 due to the lack of working capital.

Research and development expenditures reflect the costs associated with basic research, product development, clinical testing, regulatory compliance, product enhancement and the development of new products related and unrelated to our current product line. Research and development costs were down $179,749 from $180,921 to $1,172 for the years ended December 31, 2005 and 2006, respectively. The Company's research and development activities for 2006 have been limited due to the lack of financial resources.

Depreciation and amortization totaled $261,801 and $261,802 for the years ended December 31, 2005 and 2006, respectively. These expenses principally consist of amortization of patent costs.

Total net interest expense was $584,387 in 2006 compared to $661,532 in 2005. The interest relates primarily to the outstanding debentures including the amortization of debt discounts.

Total other expense was $385,651 in 2006 compared to other income of $371,588 in 2005. The 2006 expense relates primarily to a default penalty incurred when the Company failed to repay its debenture debt due in December. The 2005 total is primarily related to amounts received by the Company from a litigation settlement.

We assessed the carrying value of recorded goodwill as of December 31, 2006 and determined that the entire amount of recorded goodwill was impaired. Accordingly we charged off the entire amount of $2,409,401.

As a result of the factors discussed above, SinoFresh had a net loss of $4,963,031 ($0.31 per share) compared to a net loss of $1,833,508 ($0.13 per share) for the years ended December 31, 2006 and 2005, respectively.

As of December 31, 2006, SinoFresh had total assets of $2.3 million, liabilities of $4.6 million and stockholders' deficit of $2.2 million. Working capital deficit totaled approximately $4.3 million as of December 31, 2006.

Taxes

At December 31, 2006, SinoFresh had a net operating loss carry forward (NOL) for federal income tax purposes of approximately $11 million. The NOL expires at various dates through the year 2026. Utilization of SinoFresh's net operating loss may be limited in the event of significant changes in ownership of Sinofresh under the regulations of the Internal Revenue Code.

Inflation and Currency Fluctuation

Inflation and currency fluctuations have not previously had a material impact upon the results of operations and are not expected to have a material impact in the near future.

Cash and Sources of Liquidity

The Company historically has satisfied its operating cash requirements primarily through cash flow from operations, from borrowings and from trade and equity financings. At December 31, 2006, the Company had approximately $1,000 in cash and approximately $159,000 in net accounts receivable.

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

As of December 31, 2006 the company was in default on its principal and interest obligations due under a debenture agreement. The total amount due as of December 31, 2006 including principal, interest and penalties was $2,006,352. The debentures are secured by essentially all of the Company’s assets. The Company has not been able to reach an agreement with the debenture holders to either waive the default provisions or enter into any other modification or extension of the agreement. The debenture holders have the right to begin foreclosure proceedings, but have not yet exercised this right. The Company will continue to work amicably with the debenture holders in order to either obtain a modification of the debenture terms or secure additional capital in order to satisfy the debenture obligation. However, no assurance can be made that the Company will be successful in this effort.

On December 31, 2006, the Company had current assets of approximately $233,796, including cash of approximately $887 and current liabilities of $4,537,152. As a result, the Company's current liquidity is extremely limited and the Company will require a significant amount of additional working capital in order to meet its working capital requirements and implement its business plan. In order to address these issues, the Company is seeking to raise additional working capital through the issuance of debt and equity securities. The Company is also seeking to enter into strategic alliances with third parties to support its research and development activities and the marketing of its products. Although the Company believes that it will be able to obtain additional working capital and financial support, there can be no assurance that the Company's efforts will be successful.

Significant Events Subsequent toYearEnd

In March 2007, Stacey Maloney-Fust, P. Robert DuPont and Stephen Bannon resigned from the board of directors. The remaining directors elected Thomas Fitzgerald, Bruce Simpson and Raymond Zipprich to serve on the board of directors effective in March 2007.

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

Asset Impairments: The Company has adopted Statement of Financial Accounting Standards No. 141, "Business Combinations," (FAS 141) and Statement of Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (FAS 142). FAS 141 requires business combinations completed after June 30, 2001 to be accounted for using the purchase method of accounting. It also specifies the types of acquired intangible assets that are required to be recognized and reported separately from goodwill. Under FAS 142, goodwill and other intangible assets (with indefinite lives) will not be amortized but will be tested for impairment at least annually. The Company completed its transitional impairment test of existing goodwill and patents as of December 31, 2006. This test was performed internally and consisted of evaluating potential future revenue streams, current market capitalization, shareholder equity values and the estimated market value of such assets in a liquidation of the Company. As a result of the Company’s evaluation, an impairment of goodwill was recognized in the amount of $2,409,401 during 2006.

Recent Accounting Pronouncements

In December 2004, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 123R, "Share-Based Payment." SFAS No. 123R requires employee stock options and rights to purchase shares under stock participation plans to be accounted for under the fair value method, and eliminates the ability to account for these instruments under the intrinsic value method prescribed by Accounting Principles Board (APB) Opinion No. 25, and allowed under the original provisions of SFAS No. 123. SFAS No. 123R requires the use of an option pricing model for estimating fair value, which is amortized to expense over the service periods. The requirements of SFAS No. 123R are effective for fiscal periods beginning after December 15, 2005. If the Company had applied the provisions of SFAS No.123R to the financial statements for the year ending December 31, 2005, net loss would have increased by approximately and $165,000. SFAS No. 123R allows for either prospective recognition of compensation expense or retrospective recognition, which may be back to the original issuance of SFAS No. 123 or only to interim periods in the year of adoption. The Company adopted the prospective method for the year ending December 31, 2006.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections - a replacement of APB No. 20 and SFAS No. 3”. The pronouncement requires that all voluntary changes in accounting principle be reported by retrospectively applying the principle to all prior periods that are presented in the financial statements. The statement is effective for fiscal years beginning after December 15, 2005. The Company’s financial position, results of operations or cash flows will only be impacted by SFAS No. 154 if it implements changes in accounting principles that are addressed by the standard or corrects accounting errors in future periods. Adoption of this statement did not have a material impact on the Company’s consolidated financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN48”). The interpretation contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes”. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The Company is still assessing the impacts of the adoption of FIN 48.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The purpose of SFAS No. 157 is to define fair value, establish a framework for measuring fair value, and enhance disclosures about fair value measurement. The measurement and disclosure requirements are effective for the Company beginning in the first quarter of fiscal year 2008. The Company is currently evaluating the impact that SFAS No. 157 will have on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS No. 159 is effective for the Company beginning in the first quarter of fiscal year 2008, although earlier adoption is permitted. The Company is currently evaluating the impact that SFAS No. 159 will have on its consolidated financial statements.

Risk Factors

SinoFresh operates in a rapidly changing environment that involves numerous risks, some of which are beyond our control. The following discussion highlights some of these risks.

Risks Related to the Business

We have incurred substantial losses and we have a negative cash flow from operations and negative working capital. We have incurred substantial losses since inception. We have also incurred negative cash flow from operations during each of the last four years. We had negative working capital of $4,303,356, including a cash of $887, as of December 31, 2006. As a result, our auditors have qualified their report on our financial statements for the year ended December 31, 2006 with respect to our ability to continue as a going concern. In light of the foregoing, we need to obtain additional external financing in order to continue as a going concern. There can be no assurance that any additional financing will be available, or if available, that it will be on terms and conditions favorable to us.

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

Substantially all of our assets, including U.S. patents, are collateral for loans to SinoFresh by third parties. The debentures issued in the 2004 debt financing are collateralized by substantially all of our assets, including our patents. The debentures are convertible into common stock, contain anti-dilution provisions and until the debentures are paid in full, prohibit us from incurring other indebtedness without the consent of the debenture holders, except for borrowings in existence on the date of the debenture financing or indebtedness to trade creditors or financial institutions incurred in the ordinary course of business. The maturity date of the debentures was December 6, 2006. We are currently in default on the payment of these debentures. We do not have the capital necessary to pay the outstanding amount due and are working with the debenture holders to renegotiate the terms of the agreement. There is no assurance that we will be able to successfully negotiate new terms favorable to all parties. In that event, the lenders may elect to exercise their right against our collateral, including our patents, which would have material adverse consequences to our business and operations.

We may not be able to off-set all of our net operating loss carry-forwards against future income. At December 31, 2006, net operating losses available to be carried forward for federal income tax purposes were approximately $11 million expiring in various amounts through 2026. Utilization of our net operating losses may be subject to substantial limitations due to the ownership changes under regulations of the Internal Revenue Code and similar state provisions. Such annual limitation could result in the expiration of the net operating loss before utilization, which would subject the Company to have more tax liability than if it had been able to off-set the net operating losses against income.

Our ability to implement our business plan depends on our ability to attract and retain key personnel. Our future success will depend to a significant extent on the continued services of the current officers and other necessary personnel, particularly Mr. Fust, the Chairman of our board of directors and Chief Executive Officer, Mr. Klein, the Chief Financial Officer and Mr. Wilferth, the Director of Research and Development. The loss of either of these personnel would likely have a significantly detrimental effect on our business. We have obtained key man life insurance policies on the life of Mr. Fust in the amount of $400,000.

Our prospects will also depend on our ability to attract and retain highly qualified research and development, sales, marketing, and managerial personnel. Competition for such personnel is intense, and there can be no assurance that we will be able to employ or retain such personnel.

If the SinoFresh products do not gain widespread market acceptance, results of operations will suffer. The Company's original product, SinoFresh™ Nasal & Sinus Care was sold and marketed as an over-the-counter drug. It has been reformulated and is now being sold and marketed as a homeopathic product. Management cannot be certain that this change in status will achieve widespread acceptance by the market. Additionally, if any unanticipated problem arises concerning the efficacy of any of the Company’s current or new products we may bring to market, or if one or more of these products fails to achieve widespread market acceptance because of a lack of marketing capital or for any other reason, our operating results and prospects would be materially adversely affected.

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

Risks Related to Our Common Stock

The large number of shares eligible for immediate and future sales may depress the price of our stock. Our Articles of Incorporation authorize the issuance of 500,000,000, shares of common stock, no par value per share, and 200,000,000 shares of preferred stock, no par value per share. As of December 31, 2006, we had outstanding 16,389,555 shares of common stock. Also as of December 31, 2006, we had outstanding a total of 3,109,502 shares of Series A, B and C preferred stock which are convertible into a total of 5,440,252 shares of common stock. We have reserved 3,000,000 shares of common stock for issuance in respect of option grants under our stock option plan. From those available shares, outstanding options have been granted for 1,873,750 shares of common stock, and there remain available for options under the plan 1,126,250 shares of common stock. In addition, there are 357,681 shares of common stock that are issuable upon exercise of stock options issued to independent consultants. There are 6,084,793 shares that are issuable upon exercise of outstanding warrants, and 8,025,408 shares that are issuable upon conversion of debentures (including principal, interest and penalties). The outstanding warrants and options contain exercise prices ranging from $0.25 to $7.00. Therefore, the desire of the holders of those warrants and options to sell will depend on the market price of our common stock at any given time. Further, we may be required to issue additional common stock to the debenture holders if we fail to make the default payment stated in the debentures. Sales of substantial amounts of our common stock in the open market, could adversely affect the market price of our common stock.

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

Our preferred stock may cause dilution. Our Articles of Incorporation authorize the issuance of up to 200,000,000 shares of "blank check" preferred stock with such rights and preferences as our board of directors, without further shareholder approval, may determine from time to time. Of these preferred shares, 858,170 shares are designated as Series A preferred stock, 1,500,000 shares are designated as Series B preferred stock, and 1,250,000 shares are designated as Series C preferred stock. As of December 31, 2006, we had 778,752 shares of outstanding Series A preferred stock; 1,500,000 shares of outstanding Series B preferred stock; and 830,750 shares of outstanding Series C preferred stock. Series A preferred stock is convertible into common and has voting rights with the common, on a one-for one basis. The Series B and Series C preferred stock are convertible into common stock and have voting rights with the common stock on a one for two basis. As of December 31, 2006, a total 5,440,252 shares of common stock issuable upon conversion of all of our outstanding preferred stock are eligible for public resale under Rule 144. Furthermore, each share of Series A, Series B and Series C preferred stock has a liquidation preference of $2.00 per share on an as converted basis before any holders of common would be entitled to receive payment for their shares or dividends upon a liquidation of SinoFresh. As of December 31, 2006, there remained 196,890,498 shares of authorized but undesignated and unissued shares of preferred stock that may be sold in the future and that can, at the discretion of our board of directors, be designated as another series of preferred stock with dividend, liquidation, conversion, voting or other rights and preferences that are senior, and not available, to the holders of our common stock. Thus, issuances of new series of preferred stock could adversely affect the relative voting power, distributions and other rights of the common stock. Holders of our common stock could realize less than the amount of dividends and/or distributions to which they would otherwise be entitled.

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

ITEM 7. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
SinoFresh HealthCare, Inc.
Englewood, Florida

We have audited the accompanying consolidated balance sheet of SinoFresh HealthCare, Inc. and subsidiary as of December 31, 2006 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the two years in the period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SinoFresh HealthCare, Inc. and subsidiary at December 31, 2006, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1, the Company is in default on its debenture obligations, has incurred substantial losses since its inception, has a working capital deficiency at December 31, 2006, and has incurred negative cash flow from operations. These factors, among others, raise substantial doubt about its ability to continue as a going concern. Management's plans related to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moore Stephens Lovelace, P.A.
Certified Public Accountants
Orlando, Florida
Dated April 13, 2007

SINOFRESH HEALTHCARE, INC.
CONSOLIDATED BALANCE SHEET
As of December 31, 2006

ASSETS
CURRENT ASSETS:
Cash	$887
Accounts receivable, net of allowances of $59,426	159,165
Inventory, net of reserves	25,635
Other current assets	48,109
TOTAL CURRENT ASSETS	233,796

FURNITURE AND EQUIPMENT, NET	48,140
PATENTS, NET	2,057,708
OTHER ASSETS	6,418
$2,346,062

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Convertible debentures, net of unamortized debt discounts	$1,560,000
Short-term note payable	100,000
Current portion of capital leases	23,530
Accounts payable (including amounts due to related parties of $42,168)	1,379,819
Accrued expenses (including amounts due to related parties of $48,917)	1,473,803
TOTAL CURRENT LIABILITIES	4,537,152

CAPITAL LEASES, NET OF CURRENT MATURITIES	14,260
TOTAL LIABILITIES	4,551,412

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred Stock, no par value; $2 liquidation value per share; 200,000,000 shares authorized:
Series A convertible preferred stock, voting; 858,170 shares authorized,
778,752 shares issued and outstanding	1,557,503
Series B convertible preferred stock, voting; 1,500,000 shares authorized, issued
and outstanding	3,000,000
Series C convertible preferred stock, voting; 1,250,000 shares authorized;
830,750 shares issued and outstanding	1,491,056
Common stock, no par value; 500,000,000 shares authorized; 16,389,555
shares issued and outstanding	6,705,630
Accumulated deficit	(14,783,996)
Deferred stock-based compensation	(175,543)
TOTAL STOCKHOLDERS’ DEFICIT	(2,205,350)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,346,062

See notes to consolidated financial statements.

SINOFRESH HEALTHCARE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2006	2005
REVENUE, net	$1,083,576	$2,939,189

COST OF REVENUE	537,205	874,614

GROSS PROFIT	546,371	2,064,575

OPERATING EXPENSES
Salaries and other compensation expenses	906,227	1,159,504
Professional fees	519,983	583,322
Other general and administrative expenses	383,913	454,649
Marketing and advertising expenses	56,866	967,942
Research and development expenses	1,172	180,921
Depreciation and amortization	261,802	261,801

TOTAL OPERATING EXPENSES	2,129,963	3,608,139

LOSS FROM OPERATIONS	(1,583,592)	(1,543,564)

OTHER INCOME (EXPENSE):
Interest, net	(584,387)	(661,532)
Goodwill impairment charge	(2,409,401)	-
Other income (expense)	(385,651)	371,588

TOTAL OTHER EXPENSE	(3,379,439)	(289,944)

NET LOSS BEFORE INCOME TAXES	(4,963,031)	(1,833,508)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(4,963,031)	$(1,833,508)

NET LOSS PER COMMON SHARE
-Basic and diluted	$(0.31)	$(0.13)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
-Basic and diluted	15,804,742	14,336,037

See notes to consolidated financial statements.

SINOFRESH HEALTHCARE, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

			Preferred Stock						Deferred
	Common Stock		Series A		Series B		Series C		stock-			Total
	Number		Number		Number		Number		based	Subscriptions	Accumulated	Stockholders'
	of Shares	Amount	of Shares	Amount	of Shares	Amount	of Shares	Amount	compensation	Receivable	Deficit	Equity
Balance at December 31, 2004	14,097,120	$5,585,378	823,795	$1,647,589	1,500,000	$3,000,000	944,500	$1,695,681	$(91,133)	$(132,000)	$(7,987,457)	$3,718,058

Write-off of unpaid subscriptions	-	(132,000)	-	-	-	-	-	-	-	$132,000	-	$-

Conversion of Series A preferred
to common	13,793	27,586	(13,793)	(27,586)	-	-	-	-	-	-	-	-

Conversion of Series C preferred
to common	162,500	146,125	-	-	-	-	(81,250)	(146,125)	-	-	-	-

Issuance of options and warrants
for services	-	58,832	-	-	-	-	-	-	-	-	-	58,832

Amortization of unearned stock
based compensation	-	-	-	-	-	-	-	-	27,372	-	-	27,372

Conversion of debentures to equity	181,816	100,000	-	-	-	-	-	-	-	-	-	100,000

Issuance of shares to settle lawsuit	50,000	37,500	-	-	-	-	-	-	-	-	-	37,500

Net loss, year ended
December 31, 2005	-	-	-	-	-	-	-	-	-	-	(1,833,508)	(1,833,508)

Balance at December 31, 2005	14,505,229	$5,823,421	810,002	$1,620,003	1,500,000	$3,000,000	863,250	$1,549,556	$(63,761)	$-	$(9,820,965)	$2,108,254

SINOFRESH HEALTHCARE, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (CONTINUED)

			Preferred Stock						Deferred
	Common Stock		Series A		Series B		Series C		stock-			Total
	Number		Number		Number		Number		based	Subscriptions	Accumulated	Stockholders'
	of Shares	Amount	of Shares	Amount	of Shares	Amount	of Shares	Amount	compensation	Receivable	Deficit	Equity

Balance at December 31, 2005	14,505,229	$5,823,421	810,002	$1,620,003	1,500,000	$3,000,000	863,250	$1,549,556	$(63,761)	$-	$(9,820,965)	$2,108,254

Conversion of Series A preferred
to common	31,250	62,500	(31,250)	(62,500)	-	-	-	-	-	-	-	-

Conversion of Series C preferred
to common	65,000	58,500	-	-	-	-	(32,500)	(58,500)	-	-	-	-

Issuance of options to employees		304,763							(304,763)			-

Issuance of shares and options
for services	870,000	217,500	-	-	-	-	-	-	-	-	-	217,500

Amortization of unearned stock
based compensation	-	-	-	-	-	-	-	-	192,981	-	-	192,981

Issuance of shares to the
Company's 401(K) plan	103,076	25,769										25,769

Conversion of debentures to equity	680,000	170,000	-	-	-	-	-	-	-	-	-	170,000

Issuance of shares and options
to settle lawsuit	135,000	43,177	-	-	-	-	-	-	-	-	-	43,177

Net loss, year ended
December 31, 2006	-	-	-	-	-	-	-	-	-	-	(4,963,031)	(4,963,031)
Balance at December 31, 2006	16,389,555	$6,705,630	778,752	$1,557,503	1,500,000	$3,000,000	830,750	$1,491,056	$(175,543)	$-	(14,783,996)	$(2,205,350)

See Notes to Consolidated Financial Statements

SINOFRESH HEALTHCARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,963,031)	$(1,833,508)

Adjustments to reconcile net loss to net cash
used in operations:
Amortization of stock, options and warrants issued for services	242,981	62,962
Amortization and depreciation	261,802	261,801
Stock issued as settlement cost	-	37,500
Goodwill impairment charge	2,409,401	-
Provision for bad debts	22,360	35,459
Provision for excess inventory	95,380	34,467
Amortization of debt discount	264,306	320,277
Amortization of deferred debt issuance costs	177,713	215,349

Changes in assets and liabilities:
Accounts receivable	92,901	(80,612)
Inventory	(8,014)	(104,344)
Other current assets	144,821	153,780
Accounts payable	159,162	(460,379)
Accrued expenses	876,938	217,927
NET CASH USED IN OPERATING ACTIVITIES	(223,280)	(1,139,321)

FINANCING ACTIVITIES:
Proceeds from short-term notes payable	100,000	-
Payments on debt and capital leases	(23,870)	(45,066)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	76,130	(45,066)

DECREASE IN CASH AND CASH EQUIVALENTS	(147,150)	(1,184,387)

CASH AND CASH EQUIVALENTS - beginning of year	148,037	1,332,424
CASH AND CASH EQUIVALENTS - end of year	$887	$148,037

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$78,223	$136,619

NON-CASH ACTIVITY:
Reduction of accounts payable and accrued liabilites through the issuance
of common stock and stock options	$236,446	$-
Conversion of accounts payable to a short term note payable	$-	$22,875
Options and warrants issued in connection with services
agreements increasing other current assets and common stock	$-	$23,242
Conversion of convertible debentures into common stock	$170,000	$100,000

See notes to consolidated financial statements.

SINOFRESH HEALTHCARE, INC.

Notes to Condensed Consolidated Financial Statements
For the years ended December 31, 2006 and 2005

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

The Company's ability to continue as a going concern is subject to uncertainty due to the Company’s history of losses, current default status on the repayment of debentures (see note 5), limited financial resources and need for additional working capital to implement the Company's business plan. In this connection, the Company requires additional funding in order to repay its debentures and to market and distribute its products, exploit the technology underlying its patents, further develop existing and new products, and pay its existing accounts payable. As a result of the Company being in default on its debenture obligations, substantially all of the Company’s assets are subject to foreclosure by the debenture holders. On December 31, 2006, the Company had current assets of approximately $234,000 (including cash of approximately $1,000) and current liabilities of approximately $4,537,000. As a result, the Company's current liquidity is extremely limited and the Company will require a significant amount of additional funding in order to meet its current working capital requirements, including repayment of its debentures. In order to address these issues, the Company is seeking to raise additional funding through the issuance of debt and equity securities, joint ventures or other arrangements. Although the Company believes that it will be able to obtain additional funding, there can be no assurance that the Company's efforts will be successful. The accompanying statements do not include any adjustments that might be necessary if the Company were unable to continue as a going concern.

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

CONCENTRATION OF RISK: Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company's investment policy is to invest in low risk, highly liquid investments. At December 31, 2006, over seventy-nine percent (79%) of gross accounts receivable were due from two customers. Additionally, approximately sixty-eight percent (68%) of the Company's revenues during 2006 were derived from four customers. In 2005, approximately seventy-two percent (72%) of the Company’s revenues were derived from four customers.

The Company's business is dependent on its ability to utilize the underlying patents and a third party manufacturer provides all of the Company's manufacturing capacity. The Company is also dependent on the revenue from the sale of SinoFresh™ Nasal & Sinus Care, its primary product available for sale, which accounted for approximately ninety-nine percent (99%) and ninety-five percent (95%) of its revenues for the years ended December 31, 2006 and 2002, respectively.

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

DEFERRED DEBT ISSUANCE COSTS: Deferred debt issuance costs related to placement agent fees and legal fees associated with the convertible debentures (see note 5). The valuation of the warrants utilized to pay these fees was computed using the Black-Scholes method and were amortized over the original 24 month term of the debentures.

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

GOODWILL: Goodwill represents the excess purchase price and related costs over the fair value assigned to the net tangible and identifiable intangible assets of businesses acquired. Goodwill is carried at lower of cost or market and is subject to annual impairment evaluation, or interim impairment evaluation if an interim triggering event occurs which indicates that the carrying amount of goodwill may not be recoverable. The Company completed its impairment test of existing goodwill and patents as of December 31, 2006. This test was performed internally and consisted of evaluating potential future revenue streams, current market capitalization, shareholder equity values and the estimated market value of such assets. As a result of the Company’s evaluation, an impairment of goodwill was recognized in the amount of $2,409,401 during 2006.

REVENUE RECOGNITION: In general, revenue from sales is recognized at the time products are shipped less estimated sales returns, certain vendor cooperative promotional costs and other allowances.

MARKETING AND ADVERTISING EXPENSES: Marketing and advertising expenses were limited in 2006 due to the limited amount of working capital. These expenses consisted of product promotion costs of $47,927, public relations costs of $2,700 and other internal related marketing costs of $6,239 for the year ended December 31, 2006. In 2005, the Company used television, radio and print as its primary forms of media for product promotion. In addition to media, the Company also promoted its product through the services of a public relations firm and through entertainer, Ed McMahon. For the year ended December 31, 2005, product promotion costs were $581,027, public relations expenses were $287,237 and the Company incurred $99,678 for market studies and other internal related expenses. All costs for advertising media are expensed in the period in which such media has been presented to its targeted audience.

RESEARCH AND DEVELOPMENT COSTS: SinoFresh's policy is to expense all research and development expenses as incurred. Research and development expenses during the years ended December 31, 2006 and 2005 totaled approximately $1,000 and $181,000, respectively. Future research and development will be focused on advancing scientific research on existing products as well as planned new product offerings in the health care industry, in general, and in the respiratory and infectious disease category, in particular. These product offerings may include both over-the-counter and ethical products. However, substantial research and development costs are not anticipated until outside funding is received for such projects or cash flow from operations is sufficient to support continued programs. New product development will be supported by clinical studies to ensure the safety and efficaciousness of the Company's products, as well as for line extension derivatives of current and future products.

SALES INCENTIVES AND CONSIDERATION PAID TO RETAILERS: The Company accounts for certain promotional costs such as sales incentives, promotional funds, cooperative advertising, rebates and consumer coupon redemptions as a reduction of net sales. For the years ended December 31, 2006 and 2005, the Company had recorded approximately $501,000 and $475,000, respectively, as a reduction of revenue related to these costs.

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

In addition, the Company recognized an additional amount of compensation expense, using the Black-Scholes valuation model, of approximately $58,000 in deferred stock-based compensation related to options awarded in 2006. In determining fair market value for options granted during 2006, the Company assumed a risk-free rate of 3%, an expected life of 5 years, volatility ranging from 1.49 to 1.60 and no expected dividends. The weighted average option grant fair value in 2006 was $0.17 per share.

In 2006, the Company recognized stock compensation expense of approximately $193,000 relating to the amortization of deferred stock-based compensation.

The fair value of each stock option or warrant granted to non-employees is estimated on the measurement date using the fair value method of SFAS 123R.

The following table reflects proforma supplemental financial information related to stock-based employee compensation for the year ended December 31, 2005:

Net loss, as reported	$(1,833,508)
Additional stock-based employee compensation costs that would have been included in the determination of net loss if the fair value method (SFAS No. 123) had been applied to all awards	(164,584)
Unaudited pro forma net loss, as if the fair value method had been applied to all awards	$(1,998,092)
Net loss per common share, as reported	$(0.13)
Unaudited pro forma net loss per common share, as if the fair value method had been applied to all awards	$(0.14)

In determining fair market value for options granted during 2005, the Company assumed a risk-free rate of 3%, an expected life of 5 years, volatility ranging from 0.81 to 1.84 and no expected dividends The weighted average option grant fair value in 2005 was $0.35 per share.

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

NET INCOME (LOSS) PER SHARE: Basic net income (loss) per share and diluted net income (loss) per share have been computed based upon the weighted average number of common shares outstanding during the year. Assumed common stock equivalents were excluded from the net loss per share computations, as their effect is antidilutive. Common stock equivalents could potentially dilute basic earnings per share in future periods if the Company generates net income. At December 31, 2006 and 2005, there were 6,084,793 and 3,410,909 warrants issued, respectively, to purchase common stock. At December 31, 2006 and 2005, there were 2,231,431 and 1,946,431 options issued to purchase common stock, respectively. At December 31, 2006 and 2005, there were 3,109,502 and 3,173,252 preferred shares, respectively, convertible to 5,440,252 and 5,536,502 common shares. At December 31, 2006 and 2005, there were outstanding debentures convertible into 6,240,000 and 3,145,455 common shares which may dilute future EPS (see note 10).

PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of the Company and its wholly owned operating subsidiary, SinoFresh Corporation. All inter-company balances and transactions have been eliminated in consolidation.

RECLASSIFICATIONS: Certain amounts in the 2005 financial statements have been reclassified to conform to the 2006 presentation.

Recent Accounting Pronouncements

In December 2004, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 123R, "Share-Based Payment." SFAS No. 123R requires employee stock options and rights to purchase shares under stock participation plans to be accounted for under the fair value method, and eliminates the ability to account for these instruments under the intrinsic value method prescribed by Accounting Principles Board (APB) Opinion No. 25, and allowed under the original provisions of SFAS No. 123. SFAS No. 123R requires the use of an option pricing model for estimating fair value, which is amortized to expense over the service periods. The requirements of SFAS No. 123R are effective for fiscal periods beginning after December 15, 2005. If the Company had applied the provisions of SFAS No.123R to the financial statements for the year ending December 31, 2005, net loss would have increased by approximately and $165,000. SFAS No. 123R allows for either prospective recognition of compensation expense or retrospective recognition, which may be back to the original issuance of SFAS No. 123 or only to interim periods in the year of adoption. The Company adopted the prospective method for the year ending December 31, 2006.

In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, “Accounting Changes and Error Corrections - a replacement of APB No. 20 and SFAS No. 3”. The pronouncement requires that all voluntary changes in accounting principle be reported by retrospectively applying the principle to all prior periods that are presented in the financial statements. The statement is effective for fiscal years beginning after December 15, 2005. The Company’s financial position, results of operations or cash flows will only be impacted by SFAS No. 154 if it implements changes in accounting principles that are addressed by the standard or corrects accounting errors in future periods. Adoption of this statement did not have a material impact on the Company’s consolidated financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN48”). The interpretation contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes”. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The Company is still assessing the impacts of the adoption of FIN 48.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The purpose of SFAS No. 157 is to define fair value, establish a framework for measuring fair value, and enhance disclosures about fair value measurement. The measurement and disclosure requirements are effective for the Company beginning in the first quarter of fiscal year 2008. The Company is currently evaluating the impact that SFAS No. 157 will have on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS No. 159 is effective for the Company beginning in the first quarter of fiscal year 2008, although earlier adoption is permitted. The Company is currently evaluating the impact that SFAS No. 159 will have on its consolidated financial statements.

NOTE 2: Inventories

Inventories at December 31, 2006 consisted of the following:

Finished Product - nasal spray	$320
Finished Product - throat spray	96,670
Raw components	25,315
Less: Allowance for excess inventory	(96,670)
Net inventory	$25,635

The Company has an agreement with a third party, who is a registered Federal Drug Administration and a cGMP (current Good Manufacturing Practices) qualified manufacturer, to manufacture its products. This agreement expires in August 2008 unless terminated earlier by either party with 90 days notice.

NOTE 3: Furniture and Equipment

Furniture and equipment at December 31, 2006 summarized by major classification is as follows:

Furniture and Fixtures	$75,485
Computer Equipment	73,055
Warehouse Equipment	9,267
Less: Accumulated Depreciation	(109,666)
$48,140

Furniture and equipment included computer and warehouse equipment of approximately $115,000 acquired under capital lease arrangements at December 31, 2006. Depreciation expense for furniture and equipment acquired under capitalized lease arrangements was approximately $23,000 and $23,000 for the years ended December 31, 2006 and 2005, respectively. Total depreciation expense was approximately $31,000 and $31,000 for the years ended December 31, 2006 and 2005, respectively.

NOTE 4: Patents

Patents as of December 31, 2006 consist of the following:

Patents	$3,000,000
Less: Accumulated Amortization	(942,292)
$2,057,708

Patents are being amortized over 13 years based on the estimated remaining legal life as of the date of the acquisition of such patents. Amortization expense was approximately $231,000 for each of the years ended December 31, 2006 and 2005, respectively.

The estimated aggregate amortization expense for patents for each of the succeeding five calendar years is approximately as follows:

2007	$231,000
2008	$231,000
2009	$231,000
2010	$231,000
2011	$231,000

The original valuation of the Company's patents was preformed by an independent valuation specialist and involved the use of estimates related to the fair value of the patents. As of December 31, 2006, the Company has evaluated it patents and has determined that there is no impairment in such asset value.

NOTE 5: Convertible Debentures, Short-term Notes Payable and Capital Leases

On December 7, 2004, the Company obtained financing in the total amount of $1,830,000 through the sale of two-year Senior Secured 6% Convertible Debentures (the "Debentures") to various institutional and private investors. The Debentures, which matured on December 6, 2006, are collateralized by all of the assets of the Company and its operating subsidiary, SinoFresh Corporation (including the Company's patents and trademarks); and, the Debentures are currently convertible at a conversion price of $.25 per share, subject to certain anti-dilution provisions contained in the terms of the Debentures (see note 10). The Company reserves the right to require conversion of the Debentures at any time after an effective registration statement if the closing bid price of the Company's stock exceeds 300% of the conversion price then in effect for a period of 20 consecutive trading days. Interest is payable quarterly in arrears in cash; however, the Company may make interest payments with common stock so long as the market price of the common stock at such time is at least 115% of the then effective conversion price. The Company's subsidiary, SinoFresh Corporation, entered into a guaranty agreement with the investors, guaranteeing the Company's performance under the financing documents.

As an inducement to the Debenture holders, 1,663,645 warrants were issued and are currently exercisable at a price of $0.25, subject to certain anti-dilution provisions contained in the terms of the Debentures. Debenture proceeds allocated to these warrants totaled $610,000 and are reflected as a debt discount against the value of the total Debenture proceeds (see note 6). The debt discount was amortized to interest expense over the original 24-month term of the Debentures.

In connection with the debentures, the Company issued 320,000 warrants to a placement agent. These warrants were valued at approximately $268,000 and were amortized to interest expense over the original 24-month term of the debentures. The Company also paid approximately $142,000 for placement agent and other closing costs related to the Debentures. These costs were recorded as deferred debt issuance costs and were amortized to interest expense over the original 24 month term of the Debentures.

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

On December 6, 2006 the Company defaulted on its principal and interest obligations due under the debenture agreement. In accordance with the debenture agreement, upon default, the interest rate increased to 15% as of the default date and the Company also incurred a penalty of $397,490 which equated to 25% of the outstanding principal and interest as of the default date. The penalty is recorded as a liability under accrued expenses.

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

At December 31, 2006, debt obligations consisted of the following:

Secured convertible debentures	$1,560,000
Short-term note payable	100,000
Capital lease obligations	37,790
$1,697,790
Less current portion	(1,683,530)
$14,260

Future minimum maturities of debt obligations are as follows:

Year Ended
2007	$ 1,683,530
2008	$ 14,260

NOTE 6: Stockholders' Equity

Common Stock

The holders of SinoFresh's common stock are entitled to equal dividends and distributions per share with respect to the common stock when, as and if, declared by the board of directors from funds legally available therefore. No holder of any shares of common stock has a pre-emptive right to subscribe for any of our securities, nor are any common shares subject to redemption or convertible into other securities. Upon our liquidation, dissolution or winding-up, and after payment of creditors and preferred shareholders, if any, our assets will be divided pro rata on a share-for-share basis among the holders of the shares of common stock. Each share of the common stock is entitled to one vote with respect to the election of any director or any other matter upon which shareholders are required or permitted to vote. We have authorized 500,000,000 shares of no par value common stock. As of December 31, 2006, there are 16,389,555 shares issued and outstanding.

During 2006, 870,000 common shares were issued in exchange for various services, 135,000 common shares were issued in settlement of litigation and 103,076 shares were issued to the Company’s employee 401(K) plan. In addition, 31,250 Series A preferred shares were converted into 31,250 shares of common stock, 32,500 Series C preferred shares were converted into 65,000 shares of common stock and $170,000 in convertible debentures were converted into 680,000 shares of common stock.

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

Convertible Debentures

As of December 31, 2006, the Company had $2,006,352 total outstanding (including principal, interest and penalties) in connection with convertible debenture agreements which are eligible for conversion into 8,025,408 shares of common stock (see notes 5 and 10).

Warrants and Stock Options

Warrants

In connection with the debenture financing, we issued to the debenture holders and a placement agent warrants to purchase shares of common stock. The warrants, which expire on December 6, 2009, contain anti-dilution provisions under which the number of shares issuable upon exercise of the warrants and the exercise price will be adjusted upon the issuance of common stock or securities convertible into or exercisable for common stock at prices lower than the then effective exercise price of the warrants, the occurrence of stock splits, stock distributions, and other corporate events. As a result of dilutive issuances during 2006, outstanding warrants connected with this financing increased from 1,951,645 warrants to 4,626,348 warrants and had exercise prices decrease from between $0.60 and $0.55 per share to $0.25 per share.

We have outstanding additional warrants to purchase a total of 1,458,445 shares of common stock. The warrants were issued in private placements and to consultants and vendors in respect of services. The warrants have exercise prices ranging from $0.29 to $7.00 per share, and expire at varying times from February 2007 through August 2010. The warrants contain registration rights.

The weighted average exercise price of the Company’s 6,084,793 outstanding warrants as of December 31, 2006 is $0.90.

Stock Options

In 2006, a 5-year non-plan option for 40,000 shares was issued in connection with a lawsuit settled at the end of 2005. The option vested on the date of grant. In addition, 100,000 non-plan options previously issued to a consultant were cancelled because the performance criteria for vesting were not met.

We have additional outstanding options to purchase 317,681 shares of common stock to independent consultants and other service providers at exercise prices ranging from $0.55 to $1.50 per share. All of these options are currently exercisable and expire at varying times between September 2008 and December 2010.

The weighted average exercise price of the Company’s 357,681 outstanding non-plan stock options as of December 31, 2006 is $0.84.

Plan Stock Options

We have reserved for options under our 2002 Stock Option Plan 3,000,000 shares of common stock. As of December 31, 2006, there were outstanding options under the Plan for 1,873,750 shares of common stock, at exercise prices ranging from $0.25 to $1.00 per share. Stock options issued to employees are valued based on the Black-Scholes method and are expensed over the life of the option.

Plan stock option activity was as follows during the years ended December 31, 2006 and 2005.

	Options	Weighted Average Exercise Price
Outstanding at December 31, 2004	1,304,750	$1.01
Options granted	266,500	$0.51
Exercised	--	--
Expired or cancelled	(42,500)	$0.97
Outstanding - December 31, 2005	1,528,750	$0.92
Options granted	345,000	$0.25
Exercised	--	--
Expired or cancelled	--	--
Outstanding - at December 31, 2006	1,873,750	$0.33 (1)

Exercisable as of December 31, 2006	1,197,754	$0.38

(1) During 2006, the Company repriced 1,265,000 options to twelve employess and directors that were issued prior to 2006. These options originally had exercise prices ranging from $0.57 to $2.00 per share and were repriced to $0.25 per share. No significant incremental compensation cost was incurred as a result of these modifications.

Options issued in 2006 vest ratably over three years and expire in five years. There was no intrinsic value associated with outstanding plan options as of December 31, 2006.

The following table summarizes information about options outstanding at December 31, 2006:

Exercise Price	Number of Shares	Weighted Average Contractual Life (in years)	Exercisable Options
$0.25	1,660,000	2.63	987,337
$0.57	10,000	3.08	6,667
$1.00	203,750	1.67	203,750
	1,873,750	2.53	1,197,754

As of December 31, 2006, compensation costs related to nonvested plan options totaled approximately $176,000. The weighted average period over which the total compensation cost related to nonvested plan options is expected to be recognized is 2.94 years.

NOTE 7: Related Party Information

A director of the Company is the principal owner of a law firm that provided services to the Company in 2006. The expenses incurred to that law firm were approximately $74,000 and $20,000 for the years ended December 31, 2006 and 2005, respectively. As of December 31, 2006, the Company had $48,917 recorded in accrued liabilities due to this firm.

The Company leases its current facility from an entity currently controlled by one of the Company's Directors. Rent related to this facility totaled $77,000 for each of the years ended December 31, 2006 and 2005 (see note 8). As of December 31, 2006, the Company had approximately $42,000 recorded in accounts payable due to this entity.

NOTE 8: Commitments and Contingencies

The Company entered into a five-year agreement to lease a new headquarters facility for a base rate of $5,998 per month plus sales tax, effective April 2003, but did not move in or incur expenses until August 2003. The property is leased from a company owned by an officer/shareholder of the Company. The lease provides for two additional five-year terms with the Company. The Company expensed approximately $77,000 for each of the years ended December 31, 2006 and 2005, related to this lease.

The Company is subject to operating leases for the use of certain office equipment. Rental expense under these leases, amounted to approximately $7,000 and $11,000 for the years ended December 31, 2006 and 2005, respectively. Future minimum noncancellable lease payments under the Company’s operating leases are as follows:

2007	$ 77,000
2008	$ 45,000

The Company has an employment agreement with its Chief Executive Officer (CEO), which provides, among other things, that if the Company issues additional shares, the CEO shall receive options for the purchase of shares of the Company such that the CEO shall maintain no less than 15% ownership of the Company.

Cabral v. SinoFresh Laboratories, Inc., Charles Fust, et. al. Circuit Court of Jefferson County, Alabama (CV026963). The Company’s predecessor, SinoFresh HealthCare, Inc., a Delaware corporation, acquired certain assets and liabilities of SinoFresh Laboratories, Inc., an Alabama corporation (“Labs”), effective November 15, 2002. The sale transaction was approved by majority vote of Labs’ shareholders. Dr. John Cabral, a Labs shareholder filed a lawsuit on November 15, 2002, based on several claims including faulty notice for the shareholders meeting, breach of fiduciary duty, conflicts of interest by the directors, minority shareholder oppression and a claim for breach of a consulting agreement. Labs and the individual defendants deny any wrong doing in the case and will seek the least costly solution to this matter. Accordingly, it is estimated that the likely outcome of this case will result in a settlement of not more than $225,000. The Company has agreed to indemnify Labs for costs associated with this lawsuit not to exceed $300,000.

From time to time, the Company is subjected to other litigation or proceedings in connection with its business, as either a plaintiff or defendant. There are no such pending legal proceedings to which the Company is a party that, in the opinion of management, is likely to have a material adverse effect on the Company's business, financial condition or results of operations.

The Company has a retirement plan, which management believes qualifies as a deferred compensation plan (the "plan") under Section 401(k) of the Internal Revenue code. All employees over the age of 18 are eligible to participate in the Plan once they have been employed for a minimum of 90 days. The Company contributes 3% of the eligible participant's W-2 wages in the form of either cash or Company stock. Company contributions charged to wages and related expenses for the year ended December 31, 2006 and 2005 approximated $16,000 and $26,000, respectively.

NOTE 9: Income Taxes

At December 31, 2006, net operating losses available to be carried forward for federal income tax purposes are approximately $11 million expiring in various amounts through 2026. Utilization of SinoFresh's net operating losses may be subject to substantial annual limitation in the event of ownership changes under the provisions of the Internal Revenue Code and similar state provisions. Such annual limitation could result in the expiration of the net operating loss before utilization.

The following table is a reconciliation of the estimated U.S. statutory income tax rate and the effective income tax rate included in the accompanying financial statements for the years ended December 31, 2006 and 2005:

	2006	2005
Estimated statutory tax rate	(37.6%)	(37.6%)
Increase (reduction) in rates resulting from:
Other non-deductible	0.3	0.4
Losses for which no benefit is recorded	37.3	37.2
Effective tax rate	0.0%	0.0%

The Company had a deferred tax asset of approximately $5.1 million and $3.3 million as of December 31, 2006 and 2005, respectively, which primarily consisted of the potential benefit related to its net operating loss carryforwards. A valuation allowance is provided to reduce the deferred tax asset to the amount that is estimated more likely than not to be realized. The Company has established a valuation allowance for the entire deferred tax asset due to its recurring losses since the Company’s inception. The Company’s valuation allowance increased approximately $1.8 million during the year ended December 31, 2006.

No income taxes were paid during 2006 or 2005.

NOTE 10: Subsequent Events

In February and March 2007, the Company issued a total of 500,000 common shares at $0.09 per share, to a service provider. In addition, a five-year warrant was granted to a service provider to purchase 100,000 shares of common stock at an exercise price of $.09 per share. The warrant which was granted in February 2007, vested immediately.

In March 2007, Stacey Maloney-Fust, P. Robert DuPont and Stephen Bannon resigned from the board of directors. The remaining directors elected Thomas Fitzgerald, Bruce Simpson and Raymond Zipprich to serve on the board of directors effective in March 2007.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

ITEM 8A. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, SinoFresh carried out an evaluation of the effectiveness of the design and operation of SinoFresh's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934). This evaluation was carried out under the supervision and with the participation of SinoFresh's management, including SinoFresh's Chief Executive Officer and Chief Financial Officer, who concluded that SinoFresh's disclosure controls and procedures were effective as of December 31, 2006.

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

Charles A. Fust, Chief Executive Officer (CEO) and Chairman of the Board of Directors. Mr. Fust, age 63, is a chemical engineer, whose research has resulted in various domestic and international patents, including the patents underlying the SinoFresh nasal product. Mr. Fust began the development of SinoFresh's first product in 1989. His expertise in the health care community has provided him with the opportunity to chair various health care boards, mainly Otorhinolaryngology related. Mr. Fust's business background covers ownership and management in international companies. Mr. Fust has been the Chief Executive Officer and Chairman of SinoFresh Laboratories, LLC from 1999 until acquired in 2002, Chief Executive Officer and Chairman of SinoFresh from November 2002 to the present. He holds a bachelor degree in Chemical Engineering from Auburn University and has a professional affiliation with the American Association of Pharmaceutical Scientists. Mr. Fust is the spouse of Stacey Maloney-Fust.

Scott M. Klein, Chief Financial Officer and Secretary. Mr. Klein, age 43, has 20 years experience in financial administration for private industry and in public accounting. Mr. Klein joined SinoFresh in April, 2004 as a Controller and was promoted to Chief Financial Officer in November, 2004. Prior to joining SinoFresh, Mr. Klein served three years as the CFO for ParView, Inc., a privately held manufacturer of GPS technology for the golf industry. From 1992 to 2001, Mr. Klein was the Corporate Controller for Elcotel, Inc., a publicly-held manufacturer of computerized "smart" pay telephones. Prior to his private industry experience, Mr. Klein spent five years as an auditor in public accounting at both Ernst & Young and Grant Thornton. Mr. Klein is a Certified Public Accountant, licensed in the State of Florida and has a degree in Managerial Accounting from the University of Wisconsin - Stevens Point.

Stacey Maloney-Fust, Senior Vice President, Assistant Secretary, Director. Ms. Maloney-Fust, age 42, joined SinoFresh HealthCare, Inc. in July 2003. She has 15 years experience in the financial industry. For several years in New York City she worked as an Executive Assistant for the President of AIG Global Investors, Inc., and as an Executive Assistant for the General Partner of Sandler Capital Management.  Ms. Fust passed the NASD Series 7, 63, and 65 licensing examinations and became a Financial Advisor for Salomon Smith Barney and most formerly with UBS before starting with SinoFresh in the second half of 2003. Ms. Fust is currently enrolled in pre-med at the University of South Florida and is the wife of Charles Fust.

P. Robert DuPont, Director. Mr. DuPont, age 42, has over twenty years of experience in the bio-pharmaceutical and life sciences industries. Mr. DuPont resigned his position as Executive Vice President of SinoFresh in August 2005 in order to start up a new company, which provides specialized coating materials designed to detect hazardous material leaks. Mr. DuPont was with SinoFresh and its predecessors since June of 2001. Prior to joining SinoFresh, Mr. DuPont founded and acted in the capacity of CEO of UltraPure Group Limited. UltraPure Group Limited provided integrated services to multi-national pharmaceutical companies, which included design services, regulatory consultation, and contract staffing. He founded the company in 1993 and sold his interest in the company in 2001. He is a member of the International Society of Pharmaceutical Engineers and has presented various lectures on the topic of pharmaceutical process design. Mr. DuPont is also a member of the American Association of Pharmaceutical Scientists.

Stephen Bannon, Director. Mr. Bannon, age 53, has been a director of SinoFresh since September 2003. He is currently associated with Genius Products. Prior to his affiliation Genuis Products, Mr. Bannon was employed at Jeffries & Company, Inc. from 2000 to 2002, with "The Firm" from 2002 to 2003 and with American Vantage Media from 2003 to 2006 Prior to this, Mr. Bannon was employed by SG Cowan Securities Corporation from 1998 to 2000. Mr. Bannon received his MBA from Harvard University. He received his undergraduate degree from Virginia Polytechnical Institute's College of Architecture and has a graduate degree in Government from Georgetown University.

David Otto, Director. Mr. Otto, age 48, has been a director of SinoFresh since September 2003. In July of 1999, Mr. Otto founded The Otto Law Group, PLLC, in Seattle, Washington. Mr. Otto is currently a member of the Board of Directors of Veritas Solutions, Inc., Vocalscape Networks, Inc., Renaissance Window Fashions, Inc., Avisere, Inc., TechAlt, Inc., Saratoga Capital Partners, Inc., Itec Environmental Group, Inc. and Cambridge Partners, LLC.  Mr. Otto is admitted to practice law in New York and Washington.  Mr. Otto graduated from Harvard University in 1981 with his B.A. in Government and was the recipient of the Harvard-Shrewsbury Fellowship, and his J.D. from Fordham University School of Law in 1987.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires directors and executive officers, and persons who own 10% or more of SinoFresh common stock, to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than 10% stockholders are required to furnish the Company with copies of all Section 16(a) forms they file. Based solely on a review of the copies of such forms furnished to the Company, SinoFresh has determined that a Form 4 related to the grant of stock options was filed late for our Chief Executive Officer, Chief Financial Officer, Senior Vice President, the Executive Vice President and our two outside directors.

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

Audit Committee and Audit Committee Financial Expert

Three members of the Company's Board of Directors, Charles Fust, P. Robert DuPont and Stacey Maloney-Fust, currently serve as the audit committee. The Audit Committee does not currently have a financial expert. It is the company’s goal to add at least one director who is a financial expert, but the Company has been unable to identify an acceptable candidate who meets this requirement who is willing to serve as a director.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth all the compensation earned by the Company's Chief Executive Officer and each other officer who earned greater than $100,000 in total salary and bonuses during the 2006 fiscal year (collectively, the "Named Executive Officers").

SUMMARY COMPENSATION TABLE

Name and Principal Position	Fiscal Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All other Compensation	Total
CEO and Chairman Charles A. Fust	2006 2005 2004	$180,000(1) $180,000 $180,000	$0 $100,000(2) $0	$0 $0 $0	$16,791(3) $8,706(4) $0	N/A	N/A	$7,796(5) $14,160(5) $15,286(5)	$204,587 $302,866 $195,286

CFO and Secretary Scott M. Klein(6)	2006 2005 2004	$120,000(7) $110,000 $62,141	$0 $25,000(2) $10,000	$0 $0 $0	$44,932(8) $41,183(9) $73,096(10)	N/A	N/A	$0 $0 $0	$164,932 $176,183 $145,237
___________________________

(1)	Includes $42,500 accrued for 2006, but not paid.
(2)	This amount was accrued for 2005, but not paid as of December 31, 2006.
(3)
Stock options to purchase 125,000 common shares were issued in 2006 to Mr. Fust. These options vest over three years and are exercisable at a price of $0.25. The options expire five years from the date of grant. The Company recorded compensation expense of $7,294 related to these options and $9,497 related to options issued in prior years based on the fair value as determined by the Black-Scholes valuation model as of the date of the grant and amortized over the life of the grants.

(4)
Stock options to purchase 75,000 common shares were issued in 2005 to Mr. Fust. These options vest over three years and are exercisable at a price of $0.25. The options expire five years from the date of grant. The Company recorded compensation expense of $8,706 related to these options based on the fair value as determined by the Black-Scholes valuation model as of the date of the grant and amortized over the life of the grant.

(5)
Other compensation consists of car allowance and club dues in accordance with Mr. Fust’s employment agreement as described below in “Description of Additional Material Factors”. Mr. Fust agreed to discontinue his car allowance beginning August 1, 2006.

(6)	Mr. Klein served as the Company's Controller from April 2004 until assuming the Chief Financial Officer position in November 2004.
(7)	Includes $11,333 accrued for 2006, but not paid.
(8)
Stock options to purchase 50,000 common shares were issued in 2006 to Mr. Klein. These options vest over three years and are exercisable at a price of $0.25. The options expire five years from the date of grant. The Company recorded compensation expense of $476 related to these options and $44,456 related to options issued in prior years based on the fair value as determined by the Black-Scholes valuation model as of the date of the grant and amortized over the life of the grants.

(9)
Stock options to purchase 50,000 common shares were issued in 2005 to Mr. Klein. These options vest over three years and are exercisable at a price of $0.25. The options expire five years from the date of grant. The Company recorded compensation expense of $655 related to these options and $40,528 related to options issued in prior years based on the fair value as determined by the Black-Scholes valuation model as of the date of the grant and amortized over the life of the grants.

(10)
Stock options to purchase 200,000 common shares were issued in 2004 to Mr. Klein. Options to purchase 75,000 shares were vested immediately and the remaining options vest over three years. The options are exercisable at a price of $0.25 and expire five years from the date of grant. The Company recorded compensation expense of $73,096 related to these options based on the fair value as determined by the Black-Scholes valuation model as of the date of the grant and amortized over the life of the grants.

Grants of Plan Based Awards

The Company's Compensation Committee and the Board of Directors currently administer the 2002 Stock Option Plan (Plan). The Plan provides for the grant of options (incentive and non-statutory), to officers, employees and independent contractors capable of contributing to the Company's performance. The Company has reserved an aggregate of 3,000,000 shares of common stock for grants under the Plan. Incentive stock options may be granted only to employees eligible to receive them under the Internal Revenue Code of 1986, as amended. As of December 31, 2006, the Company had outstanding non-statutory options for 1,873,750 shares of the Company's common stock. These options have a term of five years from the date of grant, unless earlier terminated in accordance with the provisions of the Plan and applicable stock option agreements. The exercise prices of all of the options granted as of December 31, 2006 range from $0.25 to $1.00 per share. The options generally have scheduled vesting except for options for 451,000 shares, which either vested immediately upon grant or were subsequently accelerated by the Board. Upon expiration or termination of unexercised options, the unpurchased shares subject to such options will again be available for purposes of the Plan.

Description of Additional Material Factors

Charles Fust is employed as the Company's Chief Executive Officer under an employment agreement dated December 1, 2002. The employment agreement has a term of five years and is renewable upon mutual agreement of the parties. Under that agreement, he is entitled to a base salary, as adjusted, of $180,000 annually and 5.0% of net earnings before taxes. In addition, Mr. Fust is entitled to receive a car allowance of $1,000 per month and certain club membership dues. The agreement also provides that the Company and Mr. Fust enter into a stock option agreement under which he would be provided anti-dilution rights so that Mr. Fust's equity ownership of the Company, on a fully diluted basis, will be no less than 15% so long as the total outstanding shares on a fully diluted basis are less than 100,000,000. The agreement also prohibits Mr. Fust from competing with the Company for a period of three years upon cancellation of the employment agreement.

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

Director's Compensation

For 2005, the Board approved the payment of $2,500 per calendar quarter to be paid to each of the outside Directors to be paid in the form of common stock. There was no compensation plan approved for Directors for 2006. Directors may also serve the company in other capacities as an officer, agent or otherwise, and may receive compensation for their services in such other capacity. Board members are reimbursed for reasonable travel expenses.

Outstanding Equity Awards at Fiscal Year-End

The Company did not offer equity awards during fiscal year 2006.

Aggregate Stock Option Exercises and Year-End Option Value Table

The following table sets forth certain information concerning option exercises in fiscal 2006, the number of stock options held by the Named Executive Officers as of December 31, 2006 and the value (based on the fair market value of a share of stock at fiscal year-end) of in-the-money options outstanding as of such date.

	Number of Shares Acquired on	Value	Number of Unexercised Options Held at Fiscal Year-End(#)		Value of Unexercised In-the-Money Options at Fiscal Year-End(1)
Name	Exercise (#)	Realized ($) (1)	Exercisable	Unexercisable	Exercisable	Unexercisable
Charles A. Fust	-0-	N/A	25,000	175,000	N/A	N/A
Scott M. Klein	-0-	N/A	175,001	124,999	N/A	N/A
___________________________

(1)
Options are in-the-money if the fair market value of the common stock exceeds the exercise price of the option. The closing sale price for the Company's common stock as reported by the NASDAQ Trading and Market Services on December 31, 2006 was $0.07 per share.

Stock Options Granted in Fiscal 2006

The following table sets forth certain information concerning grants of options made during fiscal 2006 to the Named Executive Officers.

Name	Number of Securities Underlying Options Granted(#)	Percent of Total Options Granted to Employees in 2006	Exercise or Base Price ($/SH)	Grant Value Based on Black-Scholes Valuation Method	Expiration Date
Charles A. Fust	125,000	36%	$0.25	$21,881	2/1/11
Scott M. Klein	50,000	14%	$0.25	$5,710	11/1/11

REPORT OF THE COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS ON EXECUTIVE COMPENSATION

General

During fiscal year 2006 and currently, Charles Fust, P. Robert DuPont and Stacey Maloney-Fust constituted the Compensation Committee. Mr. Fust and Ms. Maloney-Fust are employee-directors of the Company

The Board of Directors, upon recommendations made by the Compensation Committee, determines option grants. The Board monitors corporate performance and its relationship to compensation for executive officers and makes determinations concerning matters of executive compensation. The Compensation Committee determines salaries and incentive cash bonuses for non-executive employees.

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

Charles A. Fust
Chairman

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of our shares of voting stock as of March 20, 2007 by: (i) each person who is known by us to beneficially own more than 5% of the issued and outstanding shares of common stock; (ii) the Chairman and Chief Executive Officer; (iii) the directors; and (iv) all of the executive officers and directors as a group. For purposes of the beneficial ownership calculations below, the Series A preferred stock, which is convertible into common stock on a 1-for-1 basis, and the Series B and Series C preferred stock, which are convertible into common stock on a 2-for-1 basis are included on an as converted basis, such that the total issued and outstanding voting stock becomes 22,329,807. Unless otherwise indicated, the persons named below have sole voting and investment power with respect to all shares beneficially owned by them, subject to community property laws where applicable. Ownership information obtained, where necessary, through a combination of a review of previous SEC filings, review of stockholder records or discussions with expected owners of greater than 5% of our stock.

Name of Beneficial Owner(1)(2)	No. of shares	Percentage

Charles A. Fust, Chairman and Chief Executive Officer	8,111,143(3)	36.08%
Charles Fust Family LTD Partnership	6,621,677(4)	29.65%
Scott M. Klein, Chief Financial Officer, Secretary	294,743(5)	1.31%
David Otto, Director(6)	-0-	*
Raymond Zipperich, Director(7)	-0-	*
Thomas Fitzgerald, Director(8)	-0-	*
Bruce Simpson, Director(9)	-0-	*
Stacey Maloney-Fust, Former Sr Vice President and a Director	8,111,143(10)	36.08%
Stephen Bannon, Former Director(11)	505,000(12)	2.26%
P. Robert DuPont, Former Director(13)	442,000(14)	1.96%
Moty Hermon	1,229,723(15)	5.51%
Bushido Capital Growth Fund, LP(16)	1,456,667(17)	6.12%
Gamma Opportunity Capital Partners, LP(18)	1,456,667(17)	6.12%
DCOFI Master LDC(19)	1,477,105(20)	6.20%
Bluegrass Growth Fund, LP(21)	1,252,288(22)	5.31%
Bluegrass Growth Fund, LTD(21)	1,252,288(22)	5.31%
Asset Managers International, LTD(23)	2,183,464(24)	9.13%
David N. Macrae(25)	2,783,464(26)	11.59%
David N. Macrae Trust(25)	1,579,294 (27)	6.61%
All current officers and directors as a group (6 persons)	8,302,810(28)	36.62%
_____________________
*Represents less than 1% of all issued and outstanding voting stock of SinoFresh.

(1) Unless otherwise noted, the address of each person or entity listed is c/o SinoFresh HealthCare, Inc., 516 Paul Morris Drive, Englewood, FL 34223.

(2) Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants or convertible securities that are currently exercisable or exercisable within 60 days of March 20, 2007, are deemed outstanding for computing the percentage of the person holding such options, warrants or convertible securities but are not deemed outstanding for computing the percentage of any other person. Except as indicated by footnote and subject to community property laws where applicable, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

(3) Represents 3,621,677 shares of common stock owned by the Charles Fust Family Limited Partnership, for which, a corporation Mr. Fust owns, is the general partner; 1,229,723 shares of common stock held in escrow for the benefit of Moty Herman, for which Mr. Fust holds voting rights; 103,076 shares of common stock held by the Company’s 401(K) Plan, for which Mr. Fust is a Trustee; 3,000,000 shares of common stock issuable upon conversion of 1,500,000 shares of Series B preferred stock held by the Charles Fust Family Limited Partnership, which shares of Series B preferred stock vote on an as converted basis; 91,667 shares of common stock issuable pursuant to options exercisable within the next 60 days; 5,000 shares of common stock owned by his spouse; and 60,000 shares of common stock issuable pursuant to options exercisable by his spouse, Stacey Maloney-Fust, within the next 60 days.

(4) Represents 3,621,677 shares of common stock and 3,000,000 shares of common stock issuable upon conversion of 1,500,000 shares of Series B preferred which shares of Series B preferred stock vote on an as converted basis.

(5) Represents 103,076 shares of common stock held by the Company’s 401(K) Plan, for which Mr. Klein is a Trustee and 191,667 shares of common stock issuable pursuant to options exercisable within the next 60 days.

(6) Mr. Otto's address is 601 Union Street, Suite 4500, Seattle, WA 98101.

(7) Mr. Zipperich was appointed to the Board of Directors on February 21, 2007. His address is 631 Pines Way, Columbia, IL 62236.

(8) Mr. Fitzgerald was appointed to the Board of Directors on February 21, 2007. His address is 4 St. Andrew’s Hill, Pittsford, NY 14534.

(9) Mr. Simpson was appointed to the Board of Directors on March 01, 2007. His address is 4974 Westbriar Drive, Fort Worth, TX 76109.

(10) Represents 5,000 shares of common stock and 60,000 shares of common stock issuable pursuant to option exercisable within the next 60 days. Includes 8,046,143 shares beneficially owned by her spouse, Charles Fust, an executive officer and director of the Company.

(11) Mr. Bannon resigned from the Board of Directors, effective February 22, 2007. His address is 1819 Colorado Avenue, Santa Monica, CA 90404.

(12) Represents 455,000 shares of common stock and 50,000 shares of common stock issuable pursuant to options exercisable within the next 60 days.

(13) Mr. DuPont resigned from the Board of Directors, effective February 20, 2007.

(14) Represents 250,000 shares of common stock, 10,000 shares of common stock issuable upon conversion of 10,000 shares of Series A preferred stock, and 182,000 shares of common stock issuable pursuant to options exercisable within the next 60 days.

(15) Represents 1,229,723 shares of common stock Mr. Moty Hermon has a right to acquire from Mr. Fust pursuant to a put option, which shares of stock have been deposited into escrow by Mr. Fust for the benefit of Mr. Hermon. Mr. Fust holds a proxy to vote the escrowed shares.

(16) This entity’s address is 275 Seventh Avenue, Suite 2000, New York, New York 10001.

(17) Represents 557,400 shares of common stock issuable pursuant to warrants exercisable within the next 60 days, and 899,267 shares of common stock issuable upon conversion of a debenture that is convertible within the next 60 days.

(18) This entity’s address is 1967 Longwood-Lake Mary Rd, Longwood, Florida 32750.

(19) This entity’s address is 350 Madison Avenue, New York, New York 10017.

(20) Represents 557,400 shares of common stock issuable pursuant to warrants exercisable within the next 60 days, and 919,705 shares of common stock issuable upon conversion of a debenture that is convertible within the next 60 days.

(21) This entity’s address is 122 East 42nd Street, Suite 2606, New York, New York 10168.

(22) Represents 557,400 shares of common stock issuable pursuant to warrants exercisable within the next 60 days, and 694,888 shares of common stock issuable upon conversion of a debenture that is convertible within the next 60 days.

(23) The address for Asset Managers International, Ltd is One Knights Bridge, London, SW1X 7LX, UK

(24) Represents 418,051 shares of common stock issuable pursuant to warrants exercisable within the next 60 days, and 1,021,894 shares of common stock issuable upon conversion of a debenture that is convertible within the next 60 days.

(25) Mr. Macrae's address is 621 Casey Key Rd, Nokomis, FL 34275.

(26) Represents 500,000 shares of common stock, 100,000 shares of common stock purchase warrants that are exercisable within the next 60 days, and the following securities held by the David N. Macrae Trust for which Mr. Macrae is the trustee: 604,170 shares of common stock 557,400 shares of common stock issuable pursuant to warrants exercisable within the next 60 days, and 1,021,894 shares of common stock issuable upon conversion of a debenture that is convertible within the next 60 days.

(27) Represents 604,170 shares of common stock, 557,400 shares of common stock issuable pursuant to warrants exercisable within the next 60 days, and 1,021,894 shares of common stock issuable upon conversion of a debenture that is convertible within the next 60 days.

(28) Represents 4,959,476 shares of common stock; 3,000,000 shares of common stock issuable upon conversion of 1,500,000 shares of Series B preferred stock; and 343,334 shares of common stock issuable upon exercise of outstanding options that are exercisable within the next 60 days.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

SinoFresh leases its facility at 516 Paul Morris Drive, Englewood, Florida, from Sta-Car, Inc., an entity owned by Stacey Maloney-Fust, Senior Vice President, Assistant Secretary, and a member of our board of directors. The lease has a 5-year term at a base rent of $5,998.00 per month (plus sales tax), effective April 2003. The lease provides for two additional five-year terms at the option of SinoFresh. As of December 31, 2006, the Company had $42,168 accrued for unpaid rent.

The Otto Law Group, PLLC, Seattle, Washington, represented the Company on legal matters and billed the Company for legal services pursuant to an engagement agreement. David Otto of The Otto Law Group, PLLC, is a shareholder and a member of the Board of Directors of the Company. In fiscal 2006 and 2005, The Otto Law Group, PLLC billed the Company approximately $74,000 and $20,000, respectively for legal fees and expenses. There was $49,000 in outstanding fees payable to this entity as of December 31, 2006.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

A.	Exhibits

The exhibits in the accompanying Exhibit Index are filed as part of this Report on Form 10-KSB or are incorporated by reference.

B.	Reports on Form 8-K

Form	Description	Filing Date

8-K	Resignation and Appointment of Directors	03/02/07
8-K	Resignation and Appointment of Directors	02/26/07
8-K	Event of Default on Outstanding Convertible Debentures	12/08/06
8-K	Press Release: Third Quarter 2006 Financial Results	11/15/06
8-K	Press Release: Second Quarter 2006 Financial Results	08/15/06
8-K	Loss of Significant Customer	07/21/06
8-K	Announcement of a Proposed Recapitalization Plan	06/12/06
8-K	Press Release: First Quarter 2006 Financial Results	05/15/06
8-K	Press Release: Fourth Quarter and Year End 2005 Financial Results	04/04/06
8-K	Adjustment to terms of Outstanding Convertible Debentures	02/08/06

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The Company was billed by its accountants approximately $92,000 and $96,000 during the years ended December 31, 2006 and 2005, respectively for fees and expenses related to professional services rendered in connection with the year end audits of the consolidated financial statements and reviews of the quarterly consolidated financial statements.

Audit-Related Fees

The Company was not billed any additional fees that are not disclosed under audit fees in each of the last two calendar years for assurance and related services that are reasonably related to the performance of the audit or review of the Company's consolidated financial statements.

Tax Fees

Fees for tax compliance, tax advice and tax planning, including the preparation of certain tax returns for the years ended December 31, 2006 and 2005 were approximately $9,000 and $4,000, respectively. Tax services were performed by a firm other than the Company’s principal auditors.

All Other Fees

There have been no other material fees charged for accounting products or services other than those described above for the years ended December 31, 2006 and 2005.

Audit Committee Pre-Approval Process, Policies and Procedures

The appointment of Moore Stephens Lovelace, P.A. was approved by the Board of Directors as the principal auditors for the Company. Three members of the Company's Board of Directors, Charles Fust, P. Robert Dupont and Stacey Maloney-Fust, currently serve as the audit committee. Mr. DuPont was an employee of the Company until September 30, 2005. There are no board members that are considered to have significant financial experience. When independent directors with the appropriate financial background join the board, the board plans to establish a new audit committee, which will then adopt an appropriate charter and pre-approval policies and procedures in connection with services to be rendered by the independent auditors.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, SinoFresh HealthCare, Inc. has duly caused this annual report to be signed on its behalf by the undersigned thereunto duly authorized.

SINOFRESH HEALTHCARE, INC.

Date: April 13, 2007	By:	/s/ Charles A. Fust
Charles A. Fust
Chairman of the Board and Chief Executive Officer (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on its behalf of SinoFresh HealthCare, Inc. and in the capacities indicated.

Signature	Title	Date
/s/ Charles A. Fust	Chairman of the Board and Chief Executive Officer	April 13, 2007
Charles A. Fust	(Principal Executive Officer)

/s/ Scott M. Klein	Chief Financial Officer and Secretary	April 13, 2007
Scott M. Klein	(Principal Financial Officer)

/s/ Thomas Fitzgerald	Director	April 13, 2007
Thomas Fitzgerald

/s/ Bruce W. Simpson	Director	April 13, 2007
Bruce W. Simpson

Exhibit Index

Exhibits

Number	Description
2.1	Merger Agreement dated September 8, 2003 (1)
3.1	Articles of Incorporation (2)
3.1.1	Amendment to Articles of Incorporation (3)
3.2	Bylaws (2)
3.2.1	Amendment to Bylaws(10)
4.1	Form of Common Stock Registration Rights Agreement (3)
4.2	Common Stock Registration Rights Agreement with D&J Properties (3)
4.3	Registration Rights Agreement with InvestLinc Equity Fund II, LP, InvestLinc Emerging Growth Equity Fund I, LLC and The Invest Line Group, Inc. dated November 15, 2002 (4)
4.4	Form of 2003 Warrant Agreement issued to warrant investors for 1,333,970 warrants, dated September 8, 2003(4)
4.5	Cancelable Warrant Agreement with Dave Macrae Trust dated September 1, 2003 (4)
4.6	2004 Warrant Agreement with Dave Macrae Trust dated as of September 1, 2004 (4)
4.7	Warrant Certificate dated November 15, 2002 in favor of The InvestLinc Group (4)
4.8	Warrant issued to BestBet Media Group, Inc., dated October 1, 2004 (6)
4.9	Warrant issued to Reno Rolle, dated August 19, 2004. (6)
4.10	Warrant issued to Ed McMahon, dated October 1, 2004. (6)
4.11	Registration Rights Agreement with Reno Rolle, dated August 19, 2004. (6)
4.12	Registration Rights Agreement with BestBet Media Group, Inc., dated October 1, 2004. (6)
4.13	Form of Warrant issued to Debenture investors for a total of 1,663,645 shares of common stock, dated December 6, 2004 (7)
4.14	Registration Rights Agreement with Debenture investors, dated December 6, 2004. (7)
4.15	Warrant issued to Bristol Investment Partners I, dated September 8, 2003(8)
4.16	Warrant issued to Bristol Investment Partners I, dated September 8, 2003(8)
4.17	Warrant issued to Bristol Investment Partners LP I, as of December 6, 2004(8)
4.18	Warrant issued to Michael Gottlieb, dated January 5, 2005(8)
4.19	Warrant issued to Michael Gottlieb, dated January 5, 2005(8)
4.20	Form of Warrant issued to Medical Advisory Board(8)
4.22	Warrant issued to D&J Properties, LLC, dated June 19, 2003(8)
4.23	Warrant issued to D&J Properties, LLC, dated June 19, 2003(8)
4.24	Warrant issued to David N. Macrae, dated as of September 1, 2003(8)
4.25	Warrant issued to Tim Kepler, dated as of November 7, 2003(8)
4.26	Form of Debenture issued to Debenture investors, dated December 6, 2004 (7)
4.27	Warrant issued to Adsouth Partners, Inc., dated February 24, 2005 (11)
4.28	Registration Rights Agreement with Adsouth Partners, Inc., dated February 24, 2005 (11)
4.29	Non-qualified Stock Option Agreement issued to Thomas Fitzgerald, dated May 31 2005 (12)
4.30	Non-qualified Stock Option Agreement issued to W. Randolph Warner, dated November 7, 2005 (17)
4.31	Warrant issued to CAM-Global, dated August 26, 2005 (13)
4.32	Non-qualified Stock Option Agreement issued to Cynthia Dunn, dated August 30, 2005 (13)
10.1	Contract Manufacturing Agreement between SinoFresh HealthCare, Inc. and AccuMed, Inc. (3)
10.2	Agreement with Bristol Investment Group, Inc. dated February 7, 2003 (3)
10.3	Employment Agreement with Charles Fust dated December 1, 2002 (3)
10.5	Proprietary Development, Right of First Refusal and Acquisition Agreement with SinoFresh Research Laboratories, LLC (3)
10.8	National In-Store Agreement dated November 21, 2002 (3)
10.9	National In-Store Sales and Broker Agreement dated March 27, 2003 (3)
10.10	Agreement with David Farr dated October 9, 2003 (3)
10.11	Accounts Receivable Financing Agreement with Alliance Financial Capital, Inc. (3)
10.12	Agreement with Rubenstein Communications, Inc., dated March 18, 2003 (3)
10.13	Lease Agreement with DuPont & Fust Real Estate Ventures, LLC dated April 1, 2003 (9)
10.14	Allonge to Promissory Note dated February 1, 2001, in favor of Invest Linc Equity Fund II (4)
10.15	Allonge to Promissory Note dated February 1, 2001, in favor of Invest Linc Emerging Growth Equity Fund I, LLC (4)
10.16	Assumption Agreement dated November 15, 2002 in favor of Invest Linc Equity Fund II, Invest Linc Emerging Growth Equity Fund I, LLC (4)
10.17	Consulting Agreement with The Invest Linc Group, LLC dated November 15, 2002 (4)
10.18	Stock Purchase Agreement dated November 15, 2002 with Invest Linc Equity Fund II, Invest Linc Emerging Growth Equity Fund I, and The Invest Linc Group (4)
10.19	SinoFresh HealthCare, Inc. 2002 Stock Option Plan (3)
10.19.1	Form of Non-Qualified Stock Option Agreement for 2002 Stock Option Plan(10)
10.20	Agreement with Moty Herman dated October 21, 2003 (4)
10.21	Agreement between Charles Fust and Moty Herman dated October 22, 2003 (4)
10.22	Supplemental Letter Agreement with Moty Herman dated October 28, 2003 (4)
10.23	Letter Agreement from Charles Fust dated April 12, 2003 re Moty Herman Agreements (4)
10.24	Teaming Agreement with Lovelace Respiratory Research Institute, dated April 28, 2004 (5)
10.25	Securities Purchase Agreement with Debenture investors, dated December 6, 2004 (7)
10.26	Form of Convertible Debenture issued to investors for total of $1,830,000, dated December 6, 2004 (7)
10.27	Security Agreement with Debenture investors, and Bushido Capital Partners, L.P, as agent, dated December 6, 2004 (7)
10.28	Subsidiary Security Agreement between SinoFresh Corporation, Debenture investors and Bushido Capital Partners, L.P., as agent, dated December 6, 2004 (7)
10.29	Intellectual Property Security Agreement with Debenture investors, and Bushido Capital Partners, L.P., as agent, dated December 6, 2004 (7)
10.30	Subsidiary Intellectual Property Security Agreement between SinoFresh Corporation, Debenture investors, and Bushido Capital Partners, L.P., as agent, dated December 6, 2004 (7)
10.31	Guaranty Agreement by SinoFresh Corporation in favor of Debenture investors, dated December 6, 2004 (7)
10.32	Strategic Planning Services Agreement with David Macrae, dated September 5, 2003(8)
10.33	Employment Agreement for Scott M. Klein, dated March 28, 2005 as of and effective November 1, 2004(10)
10.34	Form of Non-Plan Option Agreement (10)
10.35	Settlement Agreement and Mutual Releases with various Plaintiffs in federal lawsuit (14)
10.36	Agreement with the Law Firm of David B. Haber, P.A. (14)
10.37	Settlement Agreement dated as of December 9, 2005 with Otto Law Group, PLLC and David Otto (15)
10.38	Consulting Agreement with Dane Solomon (16)
10.39	Consulting Agreement with David Coloris (16)
10.40	Legal Services Agreement dated as of January 20, 2006 with Otto Law Group, PLLC and David Otto (16)
16.1	Letter from Salberg & Co. dated March 30, 2004 (10)
21.1	Subsidiaries of the Registrant (10)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
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
(14) Incorporated by reference to Registrant's Form 8-K, filed on December 14, 2005, File No. 0-49764.
(15) Incorporated by reference to Registrant's Form 8-K, filed on December 20, 2005, File No. 0-49764.
(16) Incorporated by reference to Registrant's Form S-8 Registration Statement filed on February 7, 2006, File No. 333-131646.
(17) Incorporated by reference to Registrant's Form 10-KSB for the fiscal year ended December 31, 2005, filed on March 31, 2006, File No. 0-49764.