Form 10QSB
period 2007-03-31
SINOFRESH HEALTHCARE INC
filed 2007-05-15
CIK 1171596

U.S. Securities and Exchange Commission
Washington, D.C. 20549

Form 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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
Yes | | No |X|

The number of shares outstanding of each of the issuer’s classes of common equity as of May 7, 2007:

Common Stock, No Par Value; 16,908,305 shares

Table of Contents

SINOFRESH HEALTHCARE, INC.

PART I - FINANCIAL STATEMENTS
Item 1. Financial Statements

SINOFRESH HEALTHCARE, INC.
CONDENSED CONSOLIDATED BALANCE SHEET

March 31, 2007
(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$69,751
Accounts receivable, net of allowances of $59,426	24,778
Inventory, net	1,147
Other current assets	79,188
TOTAL CURRENT ASSETS	174,864

FURNITURE AND EQUIPMENT, NET	40,382
PATENTS, NET	2,000,016
OTHER ASSETS	6,418
TOTAL ASSETS	$2,221,680

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of capital leases	$23,544
Short term note payable and advances	295,000
Convertible debentures	1,560,000
Accounts payable	1,419,038
Accrued expenses	1,464,831
TOTAL CURRENT LIABILITIES	4,762,413

CAPITAL LEASES, NET OF CURRENT MATURITIES	8,219
TOTAL LIABILITIES	4,770,632

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIT):
Common stock, no par value; 500,000,000 shares authorized; 16,902,055 shares
issued and outstanding	6,769,995
Preferred stock, no par value; $2 liquidation value per share 200,000,000 shares authorized:
Series A convertible preferred stock, voting; 858,170 shares authorized, 778,752
shares issued and outstanding	1,557,503
Series B convertible preferred stock, voting; 1,500,000 shares authorized, issued
and outstanding	3,000,000
Series C convertible preferred stock, voting; 1,250,000 shares authorized; 824,500
shares issued and outstanding	1,479,838
Accumulated deficit	(15,212,993)
Deferred stock-based compensation	(143,295)
TOTAL STOCKHOLDERS’ DEFICIT	(2,548,952)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,221,680

See notes to condensed consolidated financial statements.

SINOFRESH HEALTHCARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended March 31,

	2007	2006

REVENUE, net	$189,516	$371,153

COST OF REVENUE	61,255	244,122

GROSS PROFIT	128,261	127,031

OPERATING EXPENSES
Salaries and other compensation expense	182,304	267,309
Professional fees	192,166	193,638
Other general and administrative expenses	81,197	98,865
Marketing and advertising expenses	-	45,644
Research and development expenses	-	1,171
Depreciation and amortization	65,450	65,451

TOTAL OPERATING EXPENSES	521,117	672,078

LOSS FROM OPERATIONS	(392,856)	(545,047)

OTHER INCOME (EXPENSE):
Interest, net	(86,146)	(169,817)
Other income, net	50,005	11,464

TOTAL OTHER INCOME (EXPENSE), NET	(36,141)	(158,353)

NET LOSS BEFORE INCOME TAXES	(428,997)	(703,400)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(428,997)	$(703,400)

NET LOSS PER COMMON SHARE
-basic	$(0.03)	$(0.05)
-diluted	$(0.03)	$(0.05)

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING
-basic	16,581,777	14,945,007
-diluted	16,581,777	14,945,007

See notes to condensed consolidated financial statements.

SINOFRESH HEALTHCARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Three Months Ended March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(428,997)	$(703,400)
Adjustments to reconcile net loss to net cash
used in operations:
Stock, options and warrants issued for services	32,248	101,357
Amortization and depreciation	65,450	65,451
Warrants issued in connection with advances	8,147	-
Change in allowance for discounts and returns	-	(246)
Change in allowance for excess inventory	-	50,000
Amortization of debt discount	-	85,417
Amortization of deferred debt issuance costs	-	57,432
Changes in assets and liabilities:
Accounts receivable	134,387	99,783
Inventory	24,488	17,285
Other current assets	(31,079)	159,724
Accounts payable	39,219	(628)
Accrued expenses	36,028	(23,442)
NET CASH USED IN OPERATING ACTIVITIES	(120,109)	(91,267)

FINANCING ACTIVITIES:
Proceeds from short-term note payable and advances	195,000	-
Payments on short-term note and capital leases	(6,027)	(5,805)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	188,973	(5,805)

NET INCREASE (DECREASE) IN CASH	68,864	(97,072)

CASH AND CASH EQUIVALENTS - beginning of period	887	148,037
CASH AND CASH EQUIVALENTS - end of period	$69,751	$50,965

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$12,694	$26,973

NON-CASH ACTIVITY:
Reduction of accounts payable through the issuance of
common stock	$-	$55,000
Reduction of accrued expenses through the issuance of
common stock	$45,000	$-
Conversion of debentures into common stock	$-	$120,000

See notes to condensed consolidated financial statements.

SinoFresh HealthCare, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2007

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

The Company's ability to continue as a going concern is subject to uncertainty due to the Company’s history of losses, current default status on the repayment of debentures, limited financial resources and need for additional working capital to implement the Company's business plan. On May 7, 2007, the Company received notification from the holders of these debentures that they intend to dispose of certain assets of the Company, in a private sale, on or after May 14, 2007. The notification gives the debenture holders the right to sell essentially all of the Company’s assets if a suitable buyer is found. The Company is entitled to any proceeds from the sale in excess of the amount owed and associated legal costs. In this connection, the Company requires additional funding in order to repay its debentures and to market and distribute its products, exploit the technology underlying its patents, further develop existing and new products, and pay its other existing current liabilitiesaccounts payable. As a result of the Company being in default on its debenture obligations, the debenture holders have initiated foreclosure proceedings on substantially all of the Company’s assets.

On March 31, 2007, the Company had current assets of approximately $175,000 (including cash of approximately $70,000) and current liabilities of approximately $4,762,000. As a result, the Company's current liquidity is extremely limited and the Company will require a significant amount of additional funding in order to meet its current working capital requirements, including repayment of its debentures. In order to address these issues, the Company is seeking to raise additional funding through the issuance of debt and equity securities, joint ventures or other arrangements. Although the Company believes that it will be able to obtain additional funding, there can be no assurance that the Company's efforts will be successful. The accompanying statements do not include any adjustments that might be necessary if the Company were unable to continue as a going concern.

In the opinion of management, all adjustments, consisting of normal recurring adjustments, have been made in the March 31, 2007 and 2006 financial statements, which are necessary for a fair financial statement presentation. The results for the three months ended March 31, 2007 and 2006 are not necessarily indicative of financial operations for the full year.

For further information, refer to the financial statements and footnotes included in the Company’s Annual Report on Form 10-KSB as filed with the Securities and Exchange Commission for the year ended December 31, 2006.

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

Note 2. Short-term Note Payable and Advances

On June 9, 2006, the Company entered into an unsecured loan agreement with a non-affiliated third party in the amount of $100,000. According to the loan provisions, the principal and interest totaling $120,000 was due on July 31, 2006. The Company is currently in default on the repayment of this loan.

During the three months ended March 31, 2007, the Company received unsecured advances totaling $195,000 from four individuals and one financial institution. The terms of the advances have not yet been finalized.

Note 3. Shareholders’ Equity (Deficit)

During the first three months of 2007, the holders of 6,250 shares of the Company's series C preferred stock converted these shares into 12,500 shares of the Company's common stock. In addition, 500,000 common shares were issued to satisfy $45,000 in accrued legal expenses.

Also in first quarter 2007, the Company issued 100,000 warrants in connection with an advance funding arrangement. The warrants are immediately exercisable into common shares at $0.09 per share and were valued at $8,147 using the Black Scholes valuation method. The warrants expire in five years.

Note 4. Stock-Based Compensation

Effective January 1, 2006, the Company has transitioned from Accounting Principles Board Opinion (APB) No. 25 "Accounting for Stock Issued to Employees," to Statement of Financial Accounting Standards No. 123R, "Accounting for Stock-Based Compensation", (SFAS No. 123R). Using the prospective method under SFAS No. 123R, the Company recognized approximately $247,000 in the three months ended March 31, 2006, of deferred stock-based compensation relating to the unamortized balance of options issued prior to 2006.

The Company also recognized stock compensation expense related to previously issued employee stock options of approximately $32,000 and $51,000 for the three months ended March 31, 2007 and 2006, respectively. Also for the three months ended March 31, 2006, the Company issued 200,000 shares as compensation to two consultants. These shares had a market value of $50,000 as of the date of issuance.

During the three months ended March 31, 2006, the Company issued options to certain employees. These options were valued In addition, the Company recognized an additional amount using the Black Scholes computation method. Based on this method, the Company increased deferred stock-based compensation by of approximately $52,000, for the issuancein deferred stock-based compensation related to of these options awarded in 2006.

The fair value of each stock option or warrant granted to non-employees is estimated on the measurement date using the fair value method of SFAS 123R.

Note 5: Related Party Information

SinoFresh leases its facility at 516 Paul Morris Drive, Englewood, Florida, from Sta-Car Enterprises, LLC, which is controlled by Stacey Maloney-Fust, a former Director and spouse of Charles Fust, the Chairman and CEO. The lease has a 5-year term at a base rent of $5,998 per month (plus sales tax), effective April 2003. The lease provides for two additional five-year terms at the option of SinoFresh. Rental expense for this facility was approximately $19,000 for each of the three months ended March 31, 2007 and 2006. As of March 31, 2007, the Company owed this entity approximately $56,000 for accrued rent.

The Otto Law Group, PLLC, Seattle, Washington, provides legal services to the Company. David OttoA Principal of The Otto Law Group, PLLC, is a shareholder and a member of the Board of Directors of the Company. During the three months ended March 31, 2007 and 2006, The Otto Law Group, PLLC billed the Company approximately $68,000 and $6,000, respectively for legal fees and expenses. There was approximately $72,000 in outstanding fees payable to this firm as of March 31, 2007.

Note 6: Subsequent Events

As of March 31, 2007, the company Company was in default on its principal and interest obligations due under a debenture agreement. The total amount due as of March 31, 2007 including principal, interest and penalties was approximately $2.1 million. The debentures are secured collateralized by essentially all of the Company’s assets. On May 7, 2007, the Company received notification from the holders of these debentures that they intend to dispose of certain assets of the Company, in a private sale, on or after May 14, 2007.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements and Associated Risks

THIS QUARTERLY REPORT ON FORM 10-QSB CONTAINS FORWARD-LOOKING STATEMENTS THAT HAVE BEEN MADE PURSUANT TO THE PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. THESE FORWARD-LOOKING STATEMENTS ARE BASED ON MANAGEMENT’S CURRENT EXPECTATIONS, ESTIMATES AND PROJECTIONS, BELIEFS AND ASSUMPTIONS. WORDS SUCH AS “ANTICIPATES," "EXPECTS," "INTENDS," "PLANS," "BELIEVES," "SEEKS," "ESTIMATES,” VARIATIONS OF SUCH WORDS AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. THESE STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND ARE SUBJECT TO CERTAIN RISKS, UNCERTAINTIES AND ASSUMPTIONS THAT ARE DIFFICULT TO PREDICT; THEREFORE, ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE EXPRESSED OR FORECASTED IN ANY SUCH FORWARD-LOOKING STATEMENTS. THESE RISKS AND UNCERTAINTIES INCLUDE THOSE DISCUSSED IN “PART II - ITEM 6 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS - RISK FACTORS” CONTAINED IN THE COMPANY’S FORM 10-KSB FOR THE YEAR ENDED DECEMBER 31, 2006, AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION. UNLESS REQUIRED BY LAW, THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE PUBLICLY ANY FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE. INVESTORS SHOULD REVIEW THIS QUARTERLY REPORT IN COMBINATION WITH THE COMPANY’S ANNUAL REPORT ON FORM 10-KSB IN ORDER TO HAVE A MORE COMPLETE UNDERSTANDING OF THE PRINCIPAL RISKS ASSOCIATED WITH AN INVESTMENT IN THE COMPANY’S STOCK.

Overview

SinoFresh HealthCare, Inc. (referred to herein as “SinoFresh”, “Company”, “we”, “our” or “us”) is a pharmaceutical company engaged in the research, development and marketing of novel therapies to treat diseases and other conditions of the upper respiratory system. Our revenues were derived primarily from the sale of SinoFresh™ Nasal and Sinus, through our existing distribution network in the United States.

The principal outlets for our products are national drug and food retailers, including Walgreens, CVS, Osco Drug, Publix Super Markets, Rite Aid, and Sav-on Drugs.

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

Results of Operations for the First Quarter of 2007 Compared to the First Quarter of 2006

Revenues for the first quarter of 2007 were $189,516, or $181,637 less than revenues in the first quarter of 2006. The Company believes that the decrease was a combination of the lack of marketing and advertising activities, including in-store cooperative programs as well as the elimination of incentive programs such as rebates that were offered in 2006. In addition, the Company lost distribution to Wal-Mart in the third quarter of 2006. Sales to Wal-Mart accounted for approximately 28% of sales in the first quarter of 2006.

Gross profit for the first quarter of 2007 was $128,261 (or 68%), compared to $127,031 (or 34%) for the first quarter of 2006. The lower gross profit percentage in 2006 is primarily due to increasing the reserve for excess inventory by $50,000 for our throat spray product. In addition, increased brokers fees were incurred as a result of defaulting on an amended agreement with our Master Broker. The Master Broker Agreement expired in April 2006. New broker agreements have been negotiated and resulted in lower fees for 2007.

Salaries and other compensation expenses decreased $85,005 from $267,309 to $182,304 for the three months ended March 31, 2006 and 2007, respectively. The decrease is a result of reduced stock-based compensation and also specific reductions in personnel in order to streamline its organization and to reduce administrative costs.

Professional fees were $192,166 and $193,638 for the three months ended March 31, 2007 and 2006, respectively.

Other general and administrative expenses decreased $17,668 from $98,865 to $81,197 for the three months ended March 31, 2006 and 2007, respectively, due to a reduction in certain insurance premiums and other costs.

Marketing and advertising expenses were $45,644 and $0 for the three months ended March 3, 2006 and 2007, respectively. Research and development expenses were $1,171 and $0 for the three months ended March 31, 2006 and 2007, respectively. The Company's marketing and advertising and research and development activities have been eliminated in 2007 due to the lack of working capital.

Depreciation and amortization totaled $65,451 and $65,450 for the three months ended March 31, 2006 and 2007, respectively. These expenses principally consist of amortization of patent costs.

Net interest expense decreased from $169,817 to $86,146 for the three months ended March 31, 2006 and 2007, respectively. The decrease is attributable to deferred debt issuance costs on the debentures that were fully amortized by December 2006, offset by an increase in the interest rate on the debentures from 6% to 15%. The interest rate increase resulted when the Company defaulted on the repayment terms of the debentures.

Other income was $50,005 compared to $11,464, for the three months ended March 31, 2007 and 2006, respectively. Other income in 2007 consisted primarily of a non-refundable deposit that was forfeited by a party interested in acquiring certain assets of the Company.

As a result of the factors discussed above, we had a net loss of $428,997 ($0.03 per basic share) compared to net loss of $703,400 ($0.05 per share) for the three months ended March 31, 2007 and 2006, respectively.

As of March 31, 2007, we had total assets of $2.2 million, liabilities of $4.7 million and stockholders’ deficit of $2.5 million. Our working capital deficit was approximately $4.6 million as of March 31, 2007.

Inflation and Currency Fluctuation

Inflation and currency fluctuations have not previously had a material impact upon our results of operations and are not expected to have a material impact in the near future.

Cash and Sources of Liquidity

During the first three months of 2007, the Company's cash and cash equivalents increased from approximately $1,000 at December 31, 2006 to approximately $70,000 at March 31, 2007. During this time, the Company received unsecured advances totaling $195,000 from four individuals and one financial institution. The terms of the advances have not yet been finalized.

As of March 31, 2007, the company was in default on its principal and interest obligations due under a debenture agreement. The total amount due as of March 31, 2007 including principal, interest and penalties was approximately $2.1 million.  The debentures are secured collateralized by essentially all of the Company’s assets. On May 7, 2007, the Company received notification from the holders of these debentures that they intend to dispose of certain assets of the Company, in a private sale, on or after May 14, 2007. The notification gives the debenture holders the right to sell the Company’s assets if a suitable buyer is found.The Company has not been able to reach an agreement with the debenture holders to either waive the default provisions or enter into any other modification or extension of the agreement. The Company will continue to work amicably with the debenture holders in order to either obtain a modification of the debenture terms or secure additional capital in order to satisfy the debenture obligation. However, no assurance can be made that the Company will be successful in this effort.

On March 31, 2007, the Company had current assets of approximately $175,000 (including cash and cash equivalents of approximately $70,000) and current liabilities of approximately $4,762,000. As a result, the Company's current liquidity is extremely limited and the Company will require a significant amount of additional working capital in order to meet its current working capital requirements, satisfy debt obligations and implement its business plan. In order to address these issues, the Company is seeking to raise additional working capital through the issuance of debt and equity securities. Although the Company believes that it will be able to obtain additional working capital and satisfy debenture obligations, there can be no assurance that the Company's efforts will be successful. In the event that the Company is unable to obtain working capital, then the Company’s ability to continue operations will be subject to substantial uncertainty.

Item 3. Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this quarterly report. Based upon the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2007.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

In the first quarter of 2007, the Company issued a warrant to purchase 100,000 shares of common stock at a price of $0.09 per share, which was equal to the underlying common stock market prices as of the date of issuance. The warrant expires in five years and vests immediately. The warrant was issued in connection with an advance made to the Company.

Item 3. Defaults on Senior Securities

The company is in default on its principal and interest obligations due under a senior secured debenture agreement as a result of its failure to repay the debenture on its maturity date of December 6, 2006. The total amount due as of March 31, 2007 including principal, interest and penalties was approximately $2.1 million. The debentures are collateralized by essentially all of the Company’s assets. On May 7, 2007, the Company received notification from the holders of these debentures that they intend to dispose of certain assets of the Company, in a private sale, on or after May 14, 2007. The notification gives the debenture holders the right to sell the Company’s assets if a suitable buyer is found. The Company will continue to work amicably with the debenture holders in order to either obtain a modification of the debenture terms or secure additional capital in order to satisfy the debenture obligation. However, no assurance can be made that the Company will be successful in this effort.

Item 6a.  Exhibits

Number	Description
2.1	Merger Agreement dated September 8, 2003 (1)
3.1	Articles of Incorporation (2)
3.1.1	Amendment to Articles of Incorporation (3)
3.2	Bylaws (2)
3.2.1	Amendment to Bylaws(10)
4.1	Form of Common Stock Registration Rights Agreement (3)
4.2	Common Stock Registration Rights Agreement with D&J Properties (3)
4.3	Registration Rights Agreement with InvestLinc Equity Fund II, LP, InvestLinc Emerging Growth Equity Fund I, LLC and The Invest Line Group, Inc. dated November 15, 2002 (4)
4.4	Form of 2003 Warrant Agreement issued to warrant investors for 1,333,970 warrants, dated September 8, 2003(4)
4.5	Cancelable Warrant Agreement with Dave Macrae Trust dated September 1, 2003 (4)
4.6	2004 Warrant Agreement with Dave Macrae Trust dated as of September 1, 2004 (4)
4.7	Warrant Certificate dated November 15, 2002 in favor of The InvestLinc Group (4)
4.8	Warrant issued to BestBet Media Group, Inc., dated October 1, 2004 (6)
4.9	Warrant issued to Reno Rolle, dated August 19, 2004. (6)
4.10	Warrant issued to Ed McMahon, dated October 1, 2004. (6)
4.11	Registration Rights Agreement with Reno Rolle, dated August 19, 2004. (6)
4.12	Registration Rights Agreement with BestBet Media Group, Inc., dated October 1, 2004. (6)
4.13	Form of Warrant issued to Debenture investors for a total of 1,663,645 shares of common stock, dated December 6, 2004 (7)
4.14	Registration Rights Agreement with Debenture investors, dated December 6, 2004. (7)
4.15	Warrant issued to Bristol Investment Partners I, dated September 8, 2003(8)
4.16	Warrant issued to Bristol Investment Partners I, dated September 8, 2003(8)
4.17	Warrant issued to Bristol Investment Partners LP I, as of December 6, 2004(8)
4.18	Warrant issued to Michael Gottlieb, dated January 5, 2005(8)
4.19	Warrant issued to Michael Gottlieb, dated January 5, 2005(8)
4.20	Form of Warrant issued to Medical Advisory Board(8)
4.22	Warrant issued to D&J Properties, LLC, dated June 19, 2003(8)
4.23	Warrant issued to D&J Properties, LLC, dated June 19, 2003(8)
4.24	Warrant issued to David N. Macrae, dated as of September 1, 2003(8)
4.25	Warrant issued to Tim Kepler, dated as of November 7, 2003(8)
4.26	Form of Debenture issued to Debenture investors, dated December 6, 2004 (7)
4.27	Warrant issued to Adsouth Partners, Inc., dated February 24, 2005 (11)
4.28	Registration Rights Agreement with Adsouth Partners, Inc., dated February 24, 2005 (11)
4.29	Non-qualified Stock Option Agreement issued to Thomas Fitzgerald, dated May 31 2005 (12)
4.30	Non-qualified Stock Option Agreement issued to W. Randolph Warner, dated November 7, 2005 (17)
4.31	Warrant issued to CAM-Global, dated August 26, 2005 (13)
4.32	Non-qualified Stock Option Agreement issued to Cynthia Dunn, dated August 30, 2005 (13)
10.1	Contract Manufacturing Agreement between SinoFresh HealthCare, Inc. and AccuMed, Inc. (3)
10.2	Agreement with Bristol Investment Group, Inc. dated February 7, 2003 (3)
10.3	Employment Agreement with Charles Fust dated December 1, 2002 (3)
10.5	Proprietary Development, Right of First Refusal and Acquisition Agreement with SinoFresh Research Laboratories, LLC (3)
10.8	National In-Store Agreement dated November 21, 2002 (3)
10.9	National In-Store Sales and Broker Agreement dated March 27, 2003 (3)
10.10	Agreement with David Farr dated October 9, 2003 (3)
10.11	Accounts Receivable Financing Agreement with Alliance Financial Capital, Inc. (3)
10.12	Agreement with Rubenstein Communications, Inc., dated March 18, 2003 (3)
10.13	Lease Agreement with DuPont & Fust Real Estate Ventures, LLC dated April 1, 2003 (9)
10.14	Allonge to Promissory Note dated February 1, 2001, in favor of Invest Linc Equity Fund II (4)
10.15	Allonge to Promissory Note dated February 1, 2001, in favor of Invest Linc Emerging Growth Equity Fund I, LLC (4)
10.16	Assumption Agreement dated November 15, 2002 in favor of Invest Linc Equity Fund II, Invest Linc Emerging Growth Equity Fund I, LLC (4)
10.17	Consulting Agreement with The Invest Linc Group, LLC dated November 15, 2002 (4)
10.18	Stock Purchase Agreement dated November 15, 2002 with Invest Linc Equity Fund II, Invest Linc Emerging Growth Equity Fund I, and The Invest Linc Group (4)
10.19	SinoFresh HealthCare, Inc. 2002 Stock Option Plan (3)
10.19.1	Form of Non-Qualified Stock Option Agreement for 2002 Stock Option Plan(10)
10.20	Agreement with Moty Herman dated October 21, 2003 (4)
10.21	Agreement between Charles Fust and Moty Herman dated October 22, 2003 (4)
10.22	Supplemental Letter Agreement with Moty Herman dated October 28, 2003 (4)
10.23	Letter Agreement from Charles Fust dated April 12, 2003 re Moty Herman Agreements (4)
10.24	Teaming Agreement with Lovelace Respiratory Research Institute, dated April 28, 2004 (5)
10.25	Securities Purchase Agreement with Debenture investors, dated December 6, 2004 (7)
10.26	Form of Convertible Debenture issued to investors for total of $1,830,000, dated December 6, 2004 (7)
10.27	Security Agreement with Debenture investors, and Bushido Capital Partners, L.P, as agent, dated December 6, 2004 (7)
10.28	Subsidiary Security Agreement between SinoFresh Corporation, Debenture investors and Bushido Capital Partners, L.P., as agent, dated December 6, 2004 (7)
10.29	Intellectual Property Security Agreement with Debenture investors, and Bushido Capital Partners, L.P., as agent, dated December 6, 2004 (7)
10.30	Subsidiary Intellectual Property Security Agreement between SinoFresh Corporation, Debenture investors, and Bushido Capital Partners, L.P., as agent, dated December 6, 2004 (7)
10.31	Guaranty Agreement by SinoFresh Corporation in favor of Debenture investors, dated December 6, 2004 (7)
10.32	Strategic Planning Services Agreement with David Macrae, dated September 5, 2003(8)
10.33	Employment Agreement for Scott M. Klein, dated March 28, 2005 as of and effective November 1, 2004(10)
10.34	Form of Non-Plan Option Agreement (10)
10.35	Settlement Agreement and Mutual Releases with various Plaintiffs in federal lawsuit (14)
10.36	Agreement with the Law Firm of David B. Haber, P.A. (14)
10.37	Settlement Agreement dated as of December 9, 2005 with Otto Law Group, PLLC and David Otto (15)
10.38	Consulting Agreement with Dane Solomon (16)
10.39	Consulting Agreement with David Coloris (16)
10.40	Legal Services Agreement dated as of January 20, 2006 with Otto Law Group, PLLC and David Otto (16)
16.1	Letter from Salberg & Co. dated March 30, 2004 (10)
21.1	Subsidiaries of the Registrant (10)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
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

(14) Incorporated by reference to Registrant's Form 8-K, filed on December 14, 2005, File No. 0-49764.

(15) Incorporated by reference to Registrant's Form 8-K, filed on December 20, 2005, File No. 0-49764.

(16) Incorporated by reference to Registrant's Form S-8 Registration Statement filed on February 7, 2006, File No. 333-131646.

(17) Incorporated by reference to Registrant's Form 10-KSB for the fiscal year ended December 31, 2005, filed on March 31, 2006, File No. 0-49764.

Item 6b.  Reports on Form 8-K

Date
Filed	Description
February 26, 2007	Departure of Directors and appointment of new Directors to the Board
March 2, 2007	Departure of Director and appointment of new Director to the Board

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SINOFRESH HEALTHCARE, INC.
May 14, 2007	By	/s/ Charles A. Fust
Charles A. Fust, Chairman of the Board and Chief Executive Officer (principal executive officer)

May 14, 2007	By	/s/ Scott M. Klein
Scott M. Klein, Chief Financial Officer (principal accounting officer)