Form 10QSB
period 2007-06-30
SINOFRESH HEALTHCARE INC
filed 2007-08-14
CIK 1171596

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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
Yes |   |       No |X|

The number of shares outstanding of each of the issuer’s classes of common equity as of August 3, 2007:

Common Stock, No Par Value; 19,238,305 shares

Table of Contents

SINOFRESH HEALTHCARE, INC.

PART I - FINANCIAL STATEMENTS
Item 1. Financial Statements
SINOFRESH HEALTHCARE, INC.
CONDENSED CONSOLIDATED BALANCE SHEET

June 30, 2007
(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$84,492
Accounts receivable, net of allowances of $59,426	15,962
Inventory, net	13,256
Other current assets	67,847
TOTAL CURRENT ASSETS	181,557

FURNITURE AND EQUIPMENT, NET	32,624
PATENTS, NET	1,942,324
OTHER ASSETS	6,418
TOTAL ASSETS	$2,162,923

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of capital leases	$23,958
Short term note payable	100,000
Convertible debentures	1,560,000
Accounts payable	1,473,988
Accrued expenses	1,350,000
TOTAL CURRENT LIABILITIES	4,507,946

CONVERTIBLE NOTES PAYABLE	220,000
CAPITAL LEASES, NET OF CURRENT MATURITIES	2,073
TOTAL LIABILITIES	4,730,019

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIT):
Common stock, no par value; 500,000,000 shares authorized; 19,238,305 shares
issued and outstanding, 750,000 shares issuable	7,181,266
Preferred stock, no par value; $2 liquidation value per share 200,000,000 shares authorized:
Series A convertible preferred stock, voting; 858,170 shares authorized, 772,502
shares issued and outstanding	1,545,003
Series B convertible preferred stock, voting; 1,500,000 shares authorized, issued
and outstanding	3,000,000
Series C convertible preferred stock, voting; 1,250,000 shares authorized; 799,500
shares issued and outstanding	1,434,967
Accumulated deficit	(15,613,602)
Deferred stock-based compensation	(114,730)
TOTAL STOCKHOLDERS’ DEFICIT	(2,567,096)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,162,923

See notes to condensed consolidated financial statements.

SINOFRESH HEALTHCARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 (unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

REVENUE,net	$114,900	$246,854	$304,416	$618,007

COST OF REVENUE	43,089	76,058	104,344	320,180

GROSS PROFIT	71,811	170,796	200,072	297,827

OPERATING EXPENSES
Salaries and other compensation expense	157,681	256,790	339,985	524,099
Professional fees	76,406	65,267	268,572	258,905
Other general and administrative expenses	92,285	128,476	173,482	227,341
Marketing and advertising expenses	-	6,435	-	52,079
Research and developement expense	-	-	-	1,171
Depreciation and amortization	65,450	65,451	130,900	130,902
TOTAL OPERATING EXPENSES	391,822	522,419	912,939	1,194,497

LOSS FROM OPERATIONS	(320,011)	(351,623)	(712,867)	(896,670)

OTHER INCOME (EXPENSE)
Interest, net	(80,605)	(154,427)	(166,751)	(324,244)
Other income, net	7	-	50,012	11,464

TOTAL OTHER INCOME (EXPENSE), net	(80,598)	(154,427)	(116,739)	(312,780)

NET LOSS BEFORE INCOME TAXES	(400,609)	(506,050)	(829,606)	(1,209,450)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$(400,609)	$(506,050)	$(829,606)	$(1,209,450)

NET LOSS PER COMMON SHARE
basic	$(0.02)	$(0.03)	$(0.05)	$(0.08)
diluted	$(0.02)	$(0.03)	$(0.05)	$(0.08)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
basic	17,496,533	15,788,910	17,041,682	15,369,290
diluted	17,496,533	15,788,910	17,041,682	15,369,290

See notes to condensed consolidated financial statements.

SINOFRESH HEALTHCARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six Months Ended June 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(829,606)	(1,209,450)
Adjustments to reconcile net loss to net cash
used in operations:
Stock, options and warrants issued for services	60,813	152,712
Amortization and depreciation	130,900	130,901
Stock issued for settlement cost	3,900	-
Warrants issued in connection with advances	8,147	-
Change in allowance for discounts and returns	-	17,114
Change in allowance for excess inventory	-	50,000
Amortization of debt discount	-	155,973
Amortization of deferred debt issuance costs	-	104,872
Changes in assets and liabilities:
Accounts receivable	143,203	159,218
Inventory	12,379	710
Other current assets	(19,738)	125,165
Accounts payable	94,169	23,398
Accrued expenses	271,197	65,073
NET CASH USED IN OPERATING ACTIVITIES	(124,636)	(224,314)

FINANCING ACTIVITIES:
Proceeds from short-term note payable	-	100,000
Proceeds from convertible notes payable	220,000	-
Payments on short-term note and capital leases	(11,759)	(11,718)
NET CASH PROVIDED BY FINANCING ACTIVITIES	208,241	88,282

NET INCREASE (DECREASE) IN CASH	83,605	(136,032)

CASH AND CASH EQUIVALENTS - beginning of period	887	148,037
CASH AND CASH EQUIVALENTS - end of period	$84,492	$12,005

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$17,399	$55,910

NON-CASH ACTIVITY:
Reduction of accounts payable through the issuance of
common stock	$-	$95,000
Reduction of accrued expenses through the issuance of
common stock	$245,000	$42,500
Conversion of debentures into common stock	$-	$170,000

See notes to condensed consolidated financial statements.

SinoFresh HealthCare, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2007

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

The Company's ability to continue as a going concern is subject to uncertainty due to the Company’s history of losses, current default status on the repayment of debentures, limited financial resources and need for additional working capital to implement the Company's business plan.  On May 7, 2007, the Company received notification from the holders of these debentures that they intend to dispose of certain assets of the Company, in a private sale, on or after May 14, 2007.  The notification gives the debenture holders the right to sell essentially all of the Company’s assets if a suitable buyer is found.  The Company is entitled to any proceeds from the sale in excess of the amount owed and associated legal costs. In this connection, the Company requires additional funding in order to repay its debentures and to market and distribute its products, exploit the technology underlying its patents, further develop existing and new products, and pay its other existing current liabilities.

On June 30, 2007, the Company had current assets of approximately $182,000 (including cash of approximately $84,000) and current liabilities of approximately $4,508,000.  As a result, the Company's current liquidity is extremely limited and the Company will require a significant amount of additional funding in order to meet its current working capital requirements, including repayment of its debentures.  In order to address these issues, the Company is seeking to raise additional funding through the issuance of debt and equity securities, joint ventures or other arrangements.  Although the Company believes that it will be able to obtain additional funding, there can be no assurance that the Company's efforts will be successful.  The accompanying statements do not include any adjustments that might be necessary if the Company were unable to continue as a going concern.

In the opinion of management, all adjustments, consisting of normal recurring adjustments, have been made in the June 30, 2007 and 2006 financial statements, which are necessary for a fair financial statement presentation. The results for the three and six months ended June 30, 2007 and 2006 are not necessarily indicative of financial operations for the full year.

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

Note 2. Notes Payable

On June 9, 2006, the Company entered into an unsecured loan agreement with a non-affiliated third party in the amount of $100,000.  According to the loan provisions, the principal and interest totaling $120,000 was due on July 31, 2006.  The Company is currently in default on the repayment of this loan.

During the six months ended June 30, 2007, the Company obtained financing in the total amount of $220,000 through the sale of 18-month Unsecured 10% Convertible Notes Payable.  The Notes Payable are convertible into common shares at prices ranging from $.04 to $.08 per share.  Total shares issuable pursuant to these Debentures is 4,387,500 shares.  Interest is payable annually in arrears in cash.  The Company reserved the right to require conversion of the Debentures and outstanding interest, at any time, if the closing bid price of the Company’s stock equals or exceeds $0.10 for a period of 20 consecutive trading days.  The Company also reserved the right to redeem the Notes Payable, in whole, at any time or times, on not less than thirteen (13) months after execution of the Agreement, upon payment of one hundred ten percent (110%) of the principal.

Note 3. Shareholders’ Equity (Deficit)

In May 2007, the Company entered into a memorandum of understanding with a third party for the potential sale of up to 25,000,000 shares of the Company's common stock and a 50% interest in company profits generated by foreign sales in consideration of up to $5,000,000. In May 2007, the Company recieved a $150,000 advance under this memorandum of understanding in exchange for 750,000 shares of common stock. As of June 30, 2007, these shares had not been physically issued.
During the first six months of 2007, the holders of 6,250 shares of the Company's series A preferred stock converted these shares into 6,250 shares of the Company's common stock and the holders of 31,250 shares of the Company's series C preferred stock converted these shares into 68,750 shares of the Company's common stock.  In addition, 500,000 common shares were issued to satisfy $45,000 in accrued legal expenses and 2,250,000 shares of restricted common stock (see Note 5) and 30,000 common shares, valued at $200,000 and $3,900, respectively, were issued in order to resolve legal matters.

During the first quarter 2007, the Company issued 100,000 warrants in connection with an advance funding arrangement.  The warrants are immediately exercisable for common shares at $0.09 per share and were valued at $8,147 using the Black Scholes valuation method.  The warrants expire in five years.

Note 4. Stock-Based Compensation

Effective January 1, 2006, the Company has transitioned from Accounting Principles Board Opinion (APB) No. 25 "Accounting for Stock Issued to Employees," to Statement of Financial Accounting Standards No. 123R, "Accounting for Stock-Based Compensation", (SFAS No. 123R).  Using the prospective method under SFAS No. 123R, the Company recognized approximately $247,000 in the six months ended June 30, 2006, of deferred stock-based compensation relating to the unamortized balance of options issued prior to 2006.

The Company recognized stock compensation expense related to previously issued employee stock options of approximately $61,000 and $103,000 for the six months ended June 30, 2007 and 2006, respectively.

For the six months ended June 30, 2006, the Company issued 200,000 shares as compensation to two consultants.  These shares had a market value of $50,000 as of the date of issuance.  In addition, 170,000 shares were issued for directors’ compensation totaling $42,500.

During the six months ended June 30, 2006, the Company issued options to certain employees.  These options were valued using the Black Scholes computation method.  Based on this method, the Company increased deferred stock-based compensation by approximately $52,000, for the issuance of these options.  There have been no options issued to employees in 2007.

The fair value of each stock option or warrant granted to non-employees is estimated on the measurement date using the fair value method of SFAS 123R.

Note 5. Related Party Information

SinoFresh leases its facility at 516 Paul Morris Drive, Englewood, Florida, from Sta-Car Enterprises, LLC, which is controlled by Stacey Maloney-Fust, a former Director and spouse of Charles Fust, the Company’s Chairman and CEO.  The lease has a 5-year term at a base rent of $5,998 per month (plus sales tax), effective April 2003.  The lease provides for two additional five-year terms at the option of SinoFresh.   Rental expense for this facility was approximately $19,000 for each of the three months ended June 30, 2007 and 2006 and approximately $39,000 for each of the six months ended June 30, 2007 and 2006.  As of June 30, 2007, the Company owed this entity approximately $67,000 for accrued rent.

The Otto Law Group, PLLC, Seattle, Washington, provides legal services to the Company.  A Principal of The Otto Law Group, PLLC, is a shareholder and a member of the Board of Directors of the Company.  During the three months ended June 30, 2007 and 2006, The Otto Law Group, PLLC billed the Company approximately $18,000 and $7,000, respectively and for legal fees and expenses.  Billings for the six months ended June 30, 2007 and 2006 were approximately $86,000 and $13,000, respectively. There was approximately $90,000 in outstanding fees payable to this firm as of June 30, 2007.

In June 2007, Charles A. Fust, the Company’s Chairman and CEO, assumed responsibility related to the payment of a previously accrued $200,000 legal settlement.  In exchange, Mr. Fust was issued 2,250,000 shares of restricted common stock.

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

The Company initiated the New Drug Application (NDA) process for a therapeutic nasal spray based upon SinoFresh TM Nasal & Sinus Care.  The Company is seeking Food and Drug Administration (FDA) approval on its nasal spray for treatment of and/or reduction in the symptoms of certain diseases.  The Company held its initial meeting with the FDA in 2005 to discuss an Investigational New Drug Application (an “INDA”) for the nasal spray and will next seek to gain FDA approval of the required protocol prior to initiating clinical work.  Assuming that the safety and efficacy of the nasal spray are demonstrated in these clinical studies, the Company would seek FDA approval of the nasal spray under an NDA.  The Company anticipates that conducting the clinical trials and obtaining FDA approval for the nasal spray will require substantial resources (including additional capital) and may take several years.  There is no assurance that FDA will approve an NDA for the Company's therapeutic nasal spray or that the Company can obtain sufficient funding to underwrite the cost of obtaining FDA approval.

The Company currently outsources the manufacturing of its products to an FDA approved contract-manufacturing facility.

Our shares are traded on the Over-the-Counter-Bulletin Board under the symbol “SFSH.OB.”

Results of Operations for the Second Quarter of 2007 Compared to the Second Quarter of 2006 and the Six Months Ended June 30, 2007 Compared to the Six Months Ended June 30, 2006.

Revenues decreased $131,954 from $246,854 to $114,900 for the three months ended June 30, 2006 and 2007, respectively and decreased $313,591 from $618,007 to $304,416 for the six months ended June 30, 2006 and 2007, respectively.  The Company believes that the decrease was a combination of the lack of marketing and advertising activities and the elimination of incentive programs such as rebates that were offered in 2006.  In addition, the Company lost distribution to Wal-Mart in the third quarter of 2006.

Gross profit for the second quarter of 2007 was $71,811 (or 62%), compared to $170,796 (or 69%) for the second quarter of 2006.  The lower gross profit percentage in 2007 is primarily due to product returns and various retail slotting fees.  Gross profit for the six months ended June 30, 2007 was $200,072 (66%) compared to $297,827 (48%) for the same period in 2006.  The lower percentage in 2006 relates to increased brokers fees which were incurred as a result of a default on an amended agreement with our Master Broker.  In addition, the 2006 gross profit percentage was lower due to costs associated with a rebate program that was terminated in December 2006.

Salaries and other compensation expenses decreased $99,109 from $256,790 to $157,681 for the three months ended June 30, 2006 and 2007, respectively and decreased $184,114 from $524,099 to $339,985 for the six months ended June 30, 2006 and 2007, respectively.  These decreases are a result of reduced stock-based compensation and also specific reductions in personnel in order to streamline its organization and to reduce administrative costs.

Professional fees were $76,406 and $65,267 for the three months ended June 30, 2007 and 2006, respectively and $268,572 and $258,905 for the six months ended June 30, 2007 and 2006, respectively.

Other general and administrative expenses decreased $36,191 from $128,476 to $92,285 for the three months ended June 30, 2006 and 2007, respectively and decreased $53,859 from $227,341 to $173,482 for the six months ended June 30, 2006 and 2007, respectively, due to a reduction in certain insurance premiums and other costs.

Marketing and advertising expenses were $6,435 and $0 for the three months ended June 30, 2006 and 2007, respectively and $52,079 and $0 for the six months ended June 30, 2006 and 2007.  There were no research and development expenses for the three months ended June 30, 2006 and 2007.  Research and development expenses were $1,171 and $0 for the six months ended June 30, 2006 and 2007.   The Company's marketing and advertising and research and development activities have been eliminated in 2007 due to the lack of working capital.

Depreciation and amortization totaled $65,451 and $65,450 for the three months ended June 30, 2006 and 2007, respectively and $130,902 and $130,900 for the six months ended June 30, 2006 and 2007, respectively.  These expenses principally consist of amortization of patent costs.

Net interest expense decreased from $154,427 to $80,605 for the three months ended June 30, 2006 and 2007, respectively and decreased from $324,244 to $166,751 for the six months ended June 30, 2006 and 2007, respectively.  The decreases are attributable to deferred debt issuance costs on the debentures that were fully amortized by December 2006, offset by an increase in the interest rate on the debentures from 6% to 15%.  The interest rate increase resulted when the Company defaulted on the repayment terms of the debentures.

Other income totaled $50,012 for the six months ended June 30, 2007 compared to $11,464 for the same period in 2006.  Other income in 2007 consisted primarily of a non-refundable deposit that was forfeited by a party interested in acquiring certain assets of the Company.

As a result of the factors discussed above, we had a net loss of $400,609 ($0.02 per basic share) compared to net loss of $506,050 ($0.03 per share) for the three months ended June 30, 2007 and 2006, respectively.  For the six months ended June 30, 2007, we had a net loss of $829,606 ($0.05 per basic share) compared to net loss of $1,209,450 ($0.08 per share) for the six months ended June 30, 2006.

As of June 30, 2007, we had total assets of $2.2 million, liabilities of $4.7 million and stockholders’ deficit of $2.6 million.  Our working capital deficit was approximately $4.3 million as of June 30, 2007.

Inflation and Currency Fluctuation

Inflation and currency fluctuations have not previously had a material impact upon our results of operations and are not expected to have a material impact in the near future.

Cash and Sources of Liquidity

During the first six months of 2007, the Company's cash and cash equivalents increased from approximately $1,000 at December 31, 2006 to approximately $84,000 at June 30, 2007. During this time, the Company obtained financing in the total amount of $220,000 through the sale of 18-month Unsecured 10% Convertible Notes Payable.  The Notes Payable are convertible into common shares at prices ranging from $.04 to $.08 per share.  Total shares issuable pursuant to these Notes Payable is 4,387,500 shares.  Interest is payable annually in arrears in cash.  The Company reserved the right to require conversion of the Notes Payable and outstanding interest, at any time, if the closing bid price of the Company’s stock equals or exceeds $0.10 for a period of 20 consecutive trading days.  The Company also reserved the right to redeem the Debentures, in whole, at any time or times, on not less than thirteen (13) months after execution of the Agreement, upon payment of one hundred ten percent (110%) of the principal.

As of June 30, 2007, the company was in default on its principal and interest obligations due under a debenture agreement.  The total amount due as of June 30, 2007 including principal, interest and penalties was approximately $2.2 million.  The debentures are collateralized by essentially all of the Company’s assets.  On May 7, 2007, the Company received notification from the holders of these debentures that they intend to dispose of certain assets of the Company, in a private sale, on or after May 14, 2007.  The notification gives the debenture holders the right to sell the Company’s assets if a suitable buyer is found.  The Company will continue to work amicably with the debenture holders in order to either obtain a modification of the debenture terms or secure additional capital in order to satisfy the debenture obligation.  However, no assurance can be made that the Company will be successful in this effort.

 On June 30, 2007, the Company had current assets of approximately $182,000 (including cash and cash equivalents of approximately $84,000) and current liabilities of approximately $4,508,000.  As a result, the Company's current liquidity is extremely limited and the Company will require a significant amount of additional working capital in order to meet its current working capital requirements, satisfy debt obligations and implement its business plan.  In order to address these issues, the Company is seeking to raise additional working capital through the issuance of debt and equity securities.  Although the Company believes that it will be able to obtain additional working capital and satisfy debenture obligations, there can be no assurance that the Company's efforts will be successful.  In the event that the Company is unable to obtain working capital, then the Company’s ability to continue operations will be subject to substantial uncertainty.

Item 3. Controls and Procedures

The Company’s Chief Executive Officer and acting Chief Financial Officer evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this quarterly report. Based upon the evaluation, the Company’s Chief Executive Officer and acting Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2007.

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

Item 2.                        Unregistered Sales of Equity Securities and Use of Proceeds

In the second quarter of 2007, the Company obtained financing in the total amount of $220,000 through the sale of 18-month Unsecured 10% Convertible Notes Payable.  The Notes Payable are convertible into common shares at prices ranging from $.04 to $.08 per share.  Total shares issuable pursuant to these Notes Payable is 4,387,500 shares.  Interest is payable annually in arrears in cash.  The Company reserved the right to require conversion of the Notes Payable and outstanding interest, at any time, if the closing bid price of the Company’s stock equals or exceeds $0.10 for a period of 20 consecutive trading days.  The Company also reserved the right to redeem the Debentures, in whole, at any time or times, on not less than thirteen (13) months after execution of the Agreement, upon payment of one hundred ten percent (110%) of the principal.  The company relied on an exemption from registration under Section 4(2) of the Act.

Also in the second quarter of 2007, the Company issued 30,000 restricted common shares in settlement of a legal matter.  The shares were valued at $0.13 per share which was the closing market value on the date of issuance.  The company relied on an exemption from registration under Section 4(2) of the Act.

In June 2007, Charles A. Fust, the Company’s Chairman and CEO, assumed responsibility related to the payment of a $200,000 legal settlement.  In exchange, Mr. Fust was issued 2,250,000 shares of restricted common stock.  The company relied on an exemption from registration under Section 4(2) of the Act.

Item 3.        Defaults on Senior Securities

The company is in default on its principal and interest obligations due under a senior secured debenture agreement as a result of its failure to repay the debenture on its maturity date of December 6, 2006.  The total amount due as of June 30, 2007 including principal, interest and penalties was approximately $2.2 million.  The debentures are collateralized by essentially all of the Company’s assets.  On May 7, 2007, the Company received notification from the holders of these debentures that they intend to dispose of certain assets of the Company, in a private sale, on or after May 14, 2007.  The notification gives the debenture holders the right to sell the Company’s assets if a suitable buyer is found.  The Company will continue to work amicably with the debenture holders in order to either obtain a modification of the debenture terms or secure additional capital in order to satisfy the debenture obligation.  However, no assurance can be made that the Company will be successful in this effort.

Item 6a.                      Exhibits

Number	Description
2.1	Merger Agreement dated September 8, 2003 (1)
3.1	Articles of Incorporation (2)
3.1.1	Amendment to Articles of Incorporation (3)
3.2	Bylaws (2)
3.2.1	Amendment to Bylaws(10)
4.1	Form of Common Stock Registration Rights Agreement (3)
4.2	Common Stock Registration Rights Agreement with D&J Properties (3)
4.3	Registration Rights Agreement with InvestLinc Equity Fund II, LP, InvestLinc Emerging Growth Equity Fund I, LLC and The Invest Line Group, Inc. dated November 15, 2002 (4)
4.4	Form of 2003 Warrant Agreement issued to warrant investors for 1,333,970 warrants, dated September 8, 2003(4)
4.5	Cancelable Warrant Agreement with Dave Macrae Trust dated September 1, 2003 (4)
4.6	2004 Warrant Agreement with Dave Macrae Trust dated as of September 1, 2004 (4)
4.7	Warrant Certificate dated November 15, 2002 in favor of The InvestLinc Group (4)
4.8	Warrant issued to BestBet Media Group, Inc., dated October 1, 2004 (6)
4.9	Warrant issued to Reno Rolle, dated August 19, 2004. (6)
4.10	Warrant issued to Ed McMahon, dated October 1, 2004. (6)
4.11	Registration Rights Agreement with Reno Rolle, dated August 19, 2004. (6)
4.12	Registration Rights Agreement with BestBet Media Group, Inc., dated October 1, 2004. (6)
4.13	Form of Warrant issued to Debenture investors for a total of 1,663,645 shares of common stock, dated December 6, 2004 (7)
4.14	Registration Rights Agreement with Debenture investors, dated December 6, 2004. (7)
4.15	Warrant issued to Bristol Investment Partners I, dated September 8, 2003(8)
4.16	Warrant issued to Bristol Investment Partners I, dated September 8, 2003(8)
4.17	Warrant issued to Bristol Investment Partners LP I, as of December 6, 2004(8)
4.18	Warrant issued to Michael Gottlieb, dated January 5, 2005(8)
4.19	Warrant issued to Michael Gottlieb, dated January 5, 2005(8)
4.20	Form of Warrant issued to Medical Advisory Board(8)
4.22	Warrant issued to D&J Properties, LLC, dated June 19, 2003(8)
4.23	Warrant issued to D&J Properties, LLC, dated June 19, 2003(8)
4.24	Warrant issued to David N. Macrae, dated as of September 1, 2003(8)
4.25	Warrant issued to Tim Kepler, dated as of November 7, 2003(8)
4.26	Form of Debenture issued to Debenture investors, dated December 6, 2004 (7)
4.27	Warrant issued to Adsouth Partners, Inc., dated February 24, 2005 (11)
4.28	Registration Rights Agreement with Adsouth Partners, Inc., dated February 24, 2005 (11)
4.29	Non-qualified Stock Option Agreement issued to Thomas Fitzgerald, dated May 31 2005 (12)
4.30	Non-qualified Stock Option Agreement issued to W. Randolph Warner, dated November 7, 2005 (17)
4.31	Warrant issued to CAM-Global, dated August 26, 2005 (13)
4.32	Non-qualified Stock Option Agreement issued to Cynthia Dunn, dated August 30, 2005 (13)
10.1	Contract Manufacturing Agreement between SinoFresh HealthCare, Inc. and AccuMed, Inc. (3)
10.2	Agreement with Bristol Investment Group, Inc. dated February 7, 2003 (3)
10.3	Employment Agreement with Charles Fust dated December 1, 2002 (3)
10.5	Proprietary Development, Right of First Refusal and Acquisition Agreement with SinoFresh Research Laboratories, LLC (3)
10.8	National In-Store Agreement dated November 21, 2002 (3)
10.9	National In-Store Sales and Broker Agreement dated March 27, 2003 (3)
10.10	Agreement with David Farr dated October 9, 2003 (3)
10.11	Accounts Receivable Financing Agreement with Alliance Financial Capital, Inc. (3)
10.12	Agreement with Rubenstein Communications, Inc., dated March 18, 2003 (3)
10.13	Lease Agreement with DuPont & Fust Real Estate Ventures, LLC dated April 1, 2003 (9)
10.14	Allonge to Promissory Note dated February 1, 2001, in favor of Invest Linc Equity Fund II (4)
10.15	Allonge to Promissory Note dated February 1, 2001, in favor of Invest Linc Emerging Growth Equity Fund I, LLC (4)
10.16	Assumption Agreement dated November 15, 2002 in favor of Invest Linc Equity Fund II, Invest Linc Emerging Growth Equity Fund I, LLC (4)
10.17	Consulting Agreement with The Invest Linc Group, LLC dated November 15, 2002 (4)
10.18	Stock Purchase Agreement dated November 15, 2002 with Invest Linc Equity Fund II, Invest Linc Emerging Growth Equity Fund I, and The Invest Linc Group (4)
10.19	SinoFresh HealthCare, Inc. 2002 Stock Option Plan (3)
10.19.1	Form of Non-Qualified Stock Option Agreement for 2002 Stock Option Plan(10)
10.20	Agreement with Moty Herman dated October 21, 2003 (4)
10.21	Agreement between Charles Fust and Moty Herman dated October 22, 2003 (4)
10.22	Supplemental Letter Agreement with Moty Herman dated October 28, 2003 (4)
10.23	Letter Agreement from Charles Fust dated April 12, 2003 re Moty Herman Agreements (4)
10.24	Teaming Agreement with Lovelace Respiratory Research Institute, dated April 28, 2004 (5)
10.25	Securities Purchase Agreement with Debenture investors, dated December 6, 2004 (7)
10.26	Form of Convertible Debenture issued to investors for total of $1,830,000, dated December 6, 2004 (7)
10.27	Security Agreement with Debenture investors, and Bushido Capital Partners, L.P, as agent, dated December 6, 2004 (7)
10.28	Subsidiary Security Agreement between SinoFresh Corporation, Debenture investors and Bushido Capital Partners, L.P., as agent, dated December 6, 2004 (7)
10.29	Intellectual Property Security Agreement with Debenture investors, and Bushido Capital Partners, L.P., as agent, dated December 6, 2004 (7)
10.30	Subsidiary Intellectual Property Security Agreement between SinoFresh Corporation, Debenture investors, and Bushido Capital Partners, L.P., as agent, dated December 6, 2004 (7)
10.31	Guaranty Agreement by SinoFresh Corporation in favor of Debenture investors, dated December 6, 2004 (7)
10.32	Strategic Planning Services Agreement with David Macrae, dated September 5, 2003(8)
10.33	Employment Agreement for Scott M. Klein, dated March 28, 2005 as of and effective November 1, 2004(10)
10.34	Form of Non-Plan Option Agreement (10)
10.35	Settlement Agreement and Mutual Releases with various Plaintiffs in federal lawsuit (14)
10.36	Agreement with the Law Firm of David B. Haber, P.A. (14)
10.37	Settlement Agreement dated as of December 9, 2005 with Otto Law Group, PLLC and David Otto (15)
10.38	Consulting Agreement with Dane Solomon (16)
10.39	Consulting Agreement with David Coloris (16)
10.40	Legal Services Agreement dated as of January 20, 2006 with Otto Law Group, PLLC and David Otto (16)
10.41	Form of Debenture Agreement related to unsecured debenture financing completed on June 16, 2007 (18)
10.42	Form of Subscription Agreement related to unsecured debenture financing completed on June 16, 2007 (18)
16.1	Letter from Salberg & Co. dated March 30, 2004 (10)
21.1	Subsidiaries of the Registrant (10)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
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

(14) Incorporated by reference to Registrant's Form 8-K, filed on December 14, 2005, File No. 0-49764.

(15) Incorporated by reference to Registrant's Form 8-K, filed on December 20, 2005, File No. 0-49764.

(16) Incorporated by reference to Registrant's Form S-8 Registration Statement filed on February 7, 2006, File No. 333-131646.

(17) Incorporated by reference to Registrant's Form 10-KSB for the fiscal year ended December 31, 2005, filed on March 31, 2006, File No. 0-49764.

(18) Incorporated by reference to Registrant's Form 8-K, filed on June 21, 2007, File No. 0-49764.

Item 6b.                      Reports on Form 8-K

Date Filed	Description
May 18, 2007	Departure of Officer
June 21, 2007	Loss of Significant Customer
June 21, 2007	Completion of Debenture Financing and Sale of Unregistered Securities

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SINOFRESH HEALTHCARE, INC.
August 14, 2007	By	/s/ Charles A. Fust
Charles A. Fust, Chairman of the Board and Chief Executive Officer (principal executive officer)

August 14, 2007	By	/s/ Charles A. Fust
Charles A. Fust, acting Chief Financial Officer (principal accounting officer)