Form 10QSB
period 2007-09-30
SINOFRESH HEALTHCARE INC
filed 2007-11-19
CIK 1171596

U.S. Securities and Exchange Commission
Washington, D.C. 20549

Form 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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
Yes |   |       No |X|

The number of shares outstanding of each of the issuer’s classes of common equity as of November 2, 2007:

Common Stock, No Par Value; 24,803,305 shares

Table of Contents

SINOFRESH HEALTHCARE, INC.

Item 1.    Financial Statements

SINOFRESH HEALTHCARE, INC.
CONDENSED CONSOLIDATED BALANCE SHEET (unaudited)

September 30, 2007

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$905
Accounts receivable, net of allowances of $47,426	6,044
Inventory, net	8,256
Other current assets	61,016
TOTAL CURRENT ASSETS	76,221

FURNITURE AND EQUIPMENT, NET	24,866
PATENTS, NET	1,884,632
OTHER ASSETS	6,418
TOTAL ASSETS	$1,992,137

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Current portion of capital leases	$20,196
Short-term note payable and advances	285,000
Convertible debentures, net of unamortized debt discounts	705,000
Accounts payable (including amounts due to related parties of $79,383)	1,530,842
Accrued expenses (including amounts due to related parties of $92,146)	1,057,272
Deposit on sale on licensing and distribution rights	1,229,997
TOTAL CURRENT LIABILITIES	4,828,307

COMMITMENTS AND CONTINGENCIES	-

STOCKHOLDERS’ EQUITY:
Common stock, no par value; 500,000,000 shares authorized; 20,113,305 shares
issued and outstanding	7,066,266
Common stock issuable 4,083,750 shares	200,850
Preferred stock, no par value; $2 liquidation value per share 200,000,000 shares authorized:
Series A convertible preferred stock, voting; 858,170 shares authorized, 772,502
shares issued and outstanding	1,545,003
Series B convertible preferred stock, voting; 1,500,000 shares authorized, issued
and outstanding	3,000,000
Series C convertible preferred stock, voting; 1,250,000 shares authorized; 799,500 shares
issued and outstanding	1,434,967
Accumulated deficit	(15,995,249)
Deferred stock-based compensation	(88,007)
TOTAL STOCKHOLDERS’ DEFICIT	(2,836,170)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,992,137

See notes to condensed consolidated financial statements.

SINOFRESH HEALTHCARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

REVENUE, net	$40,280	$155,079	$344,696	$773,086

COST OF REVENUE	16,924	63,020	$121,268	$383,200

GROSS PROFIT	23,356	92,059	223,428	389,886

OPERATING EXPENSES
Salaries and other compensation expense	119,918	205,402	459,903	729,501
Professional fees	48,915	46,176	317,487	305,081
Other general and administrative expenses	76,969	79,699	250,451	307,040
Marketing and advertising expenses	-	2,278	-	54,357
Research and development expenses	-	-	-	1,172
Depreciation and amortization	65,450	65,450	196,350	196,351

TOTAL OPERATING EXPENSES	311,252	399,005	1,224,191	1,593,502

LOSS FROM OPERATIONS	(287,896)	(306,946)	(1,000,763)	(1,203,616)

OTHER INCOME (EXPENSE):
Interest, net	(94,322)	(142,491)	(261,073)	(466,735)
Other income	571	-	50,583	11,464

TOTAL OTHER INCOME (EXPENSE), NET	(93,751)	(142,491)	(210,490)	(455,271)

LOSS BEFORE INCOME TAXES	(381,647)	(449,437)	(1,211,253)	(1,658,887)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$(381,647)	$(449,437)	$(1,211,253)	$(1,658,887)

NET LOSS PER COMMON SHARE
-basic and diluted	$(0.02)	$(0.03)	$(0.07)	$(0.11)

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING
-basic and diluted	19,580,696	16,083,674	17,850,617	15,610,035

See notes to condensed consolidated financial statements.

SINOFRESH HEALTHCARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Nine Months Ended	Nine Months Ended
	September 30, 2007	September 30, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(1,211,253)	$(1,658,887)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operations:
Stock, options and warrants issued for services	87,536	201,358
Amortization and depreciation	196,350	196,351
Stock issued for as settlement cost	3,900	-
Change in allowance for discounts and returns	-	29,754
Change in allowance for excess inventory	-	50,000
Amortization of debt discount	-	220,973
Amortization of deferred debt issuance cost		148,577
Warrants issued as discount on advances	8,147	-
Changes in assets and liabilities:
Accounts receivable	153,121	220,862
Inventory	17,379	(3,125)
Other current assets	(12,907)	126,122
Accounts payable	151,023	83,575
Accrued expenses	254,316	162,121
NET CASH USED IN OPERATING ACTIVITIES	(352,388)	(222,319)

FINANCING ACTIVITIES:
Proceeds from short-term notes payable	220,000	100,000
Proceeds from common stock issuable	150,000	-
Payments on long-term debt and capital leases	(17,594)	(17,738)
NET CASH PROVIDED BY FINANCING ACTIVITIES	352,406	82,262

NET INCREASE (DECREASE) IN CASH	18	(140,057)

CASH AND CASH EQUIVALENTS - beginning of period	887	148,037
CASH AND CASH EQUIVALENTS - end of period	$905	$7,980

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$19,821	$58,611

NON-CASH ACTIVITY:
Reduction of accounts payable and accrued expenses through the
issuance of common stock.	$670,847	$231,446
Deposit on sale of licensing and distribution rights through
the issuance of common stock	$1,229,997	$-

Conversion of debentures into common stock	$890,000	$170,000

See notes to condensed consolidated financial statements.

SinoFresh HealthCare, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2007

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

The Company's ability to continue as a going concern is subject to uncertainty due to the Company’s history of losses, current default status on the repayment of debentures, limited financial resources and need for additional working capital to implement the Company's business plan.  Although the Company was able to secure an equity line that resulted in the settlement and payoff of the majority of its outstanding debentures, the Company still requires additional funding in order to repay its debentures and to market and distribute its products, exploit the technology underlying its patents, further develop existing and new products, and pay its other existing current liabilities.

On September 30, 2007, the Company had current assets of approximately $76,000 (including cash and cash equivalents of approximately $900) and current liabilities of approximately $4,828,000.  As a result, the Company's current liquidity is extremely limited and the Company will require a significant amount of additional funding in order to meet its current working capital requirements, including repayment of its debentures.  In order to address these issues, the Company is seeking to raise additional funding through the issuance of debt and equity securities, joint ventures or other arrangements.  Although the Company believes that it will be able to obtain additional funding, there can be no assurance that the Company's efforts will be successful.  The accompanying statements do not include any adjustments that might be necessary if the Company were unable to continue as a going concern.

In the opinion of management, all adjustments, consisting of normal recurring adjustments, have been made in the September 30, 2007 and 2006 financial statements, which are necessary for a fair financial statement presentation. The results for the three and nine months ended September 30, 2007 and 2006 are not necessarily indicative of financial operations for the full year.

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

During the nine months ended September 30, 2007, the Company obtained financing in the total amount of $220,000 through the sale of 18-month Unsecured 10% Convertible Debentures.  The Debentures are convertible into common shares at prices ranging from $.04 to $.08 per share.  Total shares issuable pursuant to these Debentures are 4,387,500 shares. As of September 30, 2007, 875,000 shares have been issued and the Company has received notices of conversion for 3,200,000 shares that were issued on November 2, 2007.   Interest is payable annually in arrears in cash.  The Company reserved the right to require conversion of the Debentures and outstanding interest, at any time, if the closing bid price of the Company’s stock equals or exceeds $0.10 for a period of 20 consecutive trading days.  The Company also reserved the right to redeem the Debentures, in whole, at any time or times, on not less than thirteen (13) months after execution of the Agreement, upon payment of one hundred ten percent (110%) of the principal.

Note 3. Shareholders’ Equity (Deficit)

During the first nine months of 2007, the holders of 6,250 shares of the Company's series A preferred stock converted these shares into 6,250 shares of the Company's common stock and the holders of 31,250 shares of the Company's series C preferred stock converted these shares into 62,500 shares of the Company's common stock.  In addition, 500,000 common shares were issued to satisfy $45,000 in accrued legal expenses and 30,000 common shares, valued at $3,900, were issued in order to resolve a legal matter.

During the first quarter 2007, the Company issued 100,000 warrants in connection with an advance funding arrangement.  The warrants are immediately exercisable into common shares at $0.09 per share and were valued at $8,147 using the Black Scholes valuation method.  The warrants expire in five years.

In the third quarter of 2007, the holders of $35,000 of the 18-month Unsecured 10% Convertible Debentures converted their debentures into 875,000 shares of the Company's common stock. Additionally, the holders of $160,000 of the debentures gave notice of conversion for 3,200,000 shares of the company’s common stock that was issued in November 2007.

On May 25, 2007 the Company entered into a Memorandum of Understanding (“MOU”) with an investment group (“Investors”) that provided for an equity investment of up to $5.0 million in exchange for 25,000,000 common shares of the Company. The Company received an initial investment of  $150,000 during the quarter ended June 30, 2007 in exchange for 750,000 common shares that are pending issuance as of September 30, 2007. The MOU further provided for specific allocations of the $5.0 million investment to be allocated for:

1.	Settlement and retirement of outstanding convertible debentures.
2.	Completion of the Phase II components of drug development for Antibiotic Resistant Staphylococcus Aureus (MRSA).
3.	Sales and marketing budget.
4.	Product manufacturing and operations for national distribution.
5.	Settlement and payoff of unsecured debt.
6.	Grant of three (3) board seats of a (5)-member board seat of the Company.

The MOU also allows the Investors to be granted a 50% interest in profits generated from all sales outside of North America, including but not limited to technology transfer fees, royalties, and licensing fees upon the Company’s receipt of the full $5. Further the Company will grant the Investors private licensing and distribution rights to sell the Company’s products in all territories outside of North America upon their infusion of the full $5 million investment.

In a second draw of the equity investment covered by the MOU to settle and retire the Company’s outstanding convertible debentures, the Company permitted the Investors to acquire certain convertible debentures issued by the Company having a face value of $1,255,000 plus accrued interest approximating $528,000, directly from third party debenture holders through a private sale on August 24, 2007. As part of this agreement, the Company and the Investors agreed to convert the debentures into shares of common stock at a rate of $0.20 per share.

On September 11, 2007 the Company entered into a Securities Purchase Agreement with the Investors for the issuance of 3,333,750 shares of the Company’s common stock via the conversion of certain convertible debentures, plus related accrued interest and penalties, issued by the Company having a face value of $855,000. As of September 30, 2007 the Investors have a remaining balance of convertible debentures with a face value of $400,000, plus previously accrued interest and penalties that, will entitle them to convert the debentures at $0.20 per share.

Upon the conversion of the debentures all rights, liabilities and obligations of the Company and the Investors under the debentures will be terminated.

The difference between the $0.04 conversion rate of the debentures converted plus accrued interest and penalties, and the $0.20 conversion rate agreed to in the MOU, has been treated as a deposit towards the sale of licensing and distribution rights. The deposit will be recognized as revenue upon the Company’s receipt of the full $5 million anticipated by the MOU and the transfer of the rights.

Note 4. Stock-Based Compensation

Effective January 1, 2006, the Company has transitioned from Accounting Principles Board Opinion (APB) No. 25 "Accounting for Stock Issued to Employees," to Statement of Financial Accounting Standards No. 123R, "Accounting for Stock-Based Compensation", (SFAS No. 123R).  Using the prospective method under SFAS No. 123R, the Company recognized approximately $247,000 in the nine months ended September 30, 2006, of deferred stock-based compensation relating to the unamortized balance of options issued prior to 2006.

The Company recognized stock compensation expense related to previously issued employee stock options of approximately $88,000 and $152,000 for the nine months ended September 30, 2007 and 2006, respectively.

For the nine months ended September 30, 2006, the Company issued 200,000 shares as compensation to two consultants.  These shares had a market value of approximately $50,000 as of the date of issuance.  In addition, 170,000 shares were issued for directors’ compensation totaling $42,500.

During the nine months ended September 30, 2006, the Company issued options to certain employees.  These options were valued using the Black Scholes computation method.  Based on this method, the Company increased deferred stock-based compensation by approximately $52,000, for the issuance of these options.  There have been no options issued to employees in 2007.

The fair value of each stock option or warrant granted to non-employees is estimated on the measurement date using the fair value method of SFAS 123R.

Note 5: Related Party Information

SinoFresh leases its facility at 516 Paul Morris Drive, Englewood, Florida, from Sta-Car Enterprises, LLC, which is controlled by Stacey Maloney-Fust, a former Director and spouse of Charles Fust, the Chairman and CEO.  The lease has a 5-year term at a base rent of $5,998 per month (plus sales tax), effective April 2003.  The lease provides for two additional five-year terms at the option of SinoFresh.   Rental expense for this facility was approximately $19,000 for each of the three months ended September 30, 2007 and 2006 and approximately $58,000 for each of the nine months ended September 30, 2007 and 2006.  As of September 30, 2007, the Company owed this entity approximately $79,000 for accrued rent.

The Otto Law Group, PLLC, Seattle, Washington, provides legal services to the Company.  A Principal of The Otto Law Group, PLLC, is a shareholder and a member of the Board of Directors of the Company.  During the three months ended September 30, 2007 and 2006, The Otto Law Group, PLLC billed the Company approximately $7,500 and $7,000, respectively and for legal fees and expenses.  Billings for the nine months ended September 30, 2007 and 2006 were approximately $43,000 and $13,000, respectively. There was approximately $92,000 in outstanding fees payable to this firm as of September 30, 2007.

 Item 2. Management’s Discussion and Analysis or Plan of Operations

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

Results of Operations for the Third Quarter of 2007 Compared to the Third Quarter of 2006 and the Nine Months Ended September 30, 2007 Compared to the Nine Months Ended September 30, 2006.

Revenues decreased $114,799 from $155,079 to $40,280 for the three months ended September 30, 2006 and 2007, respectively and decreased $428,390 from $773,086 to $344,696 for the nine months ended September 30, 2006 and 2007, respectively.  The Company believes that the decrease was a combination of the lack of marketing and advertising activities and the elimination of incentive programs such as rebates that were offered in 2006.  In addition, the Company lost distribution to Wal-Mart in the third quarter of 2006.

Gross profit for the second quarter of 2007 was $23,356 (or 58%), compared to $92,059 (or 59%) for the second quarter of 2006.  The lower gross profit percentage in 2007 is primarily due to product returns and various retail slotting fees.  Gross profit for the nine months ended September 30, 2007 was $223,428 (65%) compared to $389,886 (50%) for the same period in 2006.  The lower percentage in 2006 relates to increased brokers fees which were incurred as a result of a default on an amended agreement with our Master Broker.  In addition, the 2006 gross profit percentage was lower due to costs associated with a rebate program that was terminated in December 2006.

Salaries and other compensation expenses decreased $85,484 from $205,402 to $119,918 for the three months ended September 30, 2006 and 2007, respectively and decreased $269,598 from $729,501 to $459,903 for the nine months ended September 30, 2006 and 2007, respectively.  These decreases are a result of reduced stock-based compensation and also specific reductions in personnel in order to streamline its organization and to reduce administrative costs.

Professional fees were $48,915 and $46,176 for the three months ended September 30, 2007 and 2006, respectively and $317,487 and $305,081 for the nine months ended September 30, 2007 and 2006, respectively.

Other general and administrative expenses decreased $2,730 from $79,699 to $76,969 for the three months ended September 30, 2006 and 2007, respectively and decreased $56,589 from $307,040 to $250,451 for the nine months ended September 30, 2006 and 2007, respectively, due to a reduction in certain insurance premiums and other costs.

Marketing and advertising expenses were $2,278 and $0 for the three months ended September 30, 2006 and 2007, respectively and $54,357 and $0 for the nine months ended September 30, 2006 and 2007.  There were no research and development expenses for the three months ended September 30, 2006 and 2007.  Research and development expenses were $1,172 and $0 for the nine months ended September 30, 2006 and 2007.   The Company's marketing and advertising and research and development activities have been eliminated in 2007 due to the lack of working capital.

Depreciation and amortization totaled $65,450 for each the three months ended September 30, 2006 and 2007, respectively and $196,350 and $196,351 for the nine months ended September 30, 2006 and 2007, respectively.  These expenses principally consist of amortization of patent costs.

Net interest expense decreased from $142,491 to $94,322 for the three months ended September 30, 2006 and 2007, respectively and decreased from $466,735 to $261,073 for the nine months ended September 30, 2006 and 2007, respectively.  The decrease is attributable to deferred debt issuance costs on the debentures that were fully amortized by December 2006, offset by an increase in the interest rate on the debentures from 6% to 15%.  The interest rate increase resulted when the Company defaulted on the repayment terms of the debentures.

Other income totaled $50,583 for the nine months ended September 30, 2007 compared to $11,464 for the same period in 2006.  Other income in 2007 consisted primarily of a non-refundable deposit that was forfeited by a party interested in acquiring certain assets of the Company.

As a result of the factors discussed above, we had a net loss of $381,647 ($0.02 per basic share) compared to net loss of $449,437 ($0.03 per share) for the three months ended September 30, 2007 and 2006, respectively.  For the nine months ended September 30, 2007, we had a net loss of $1,211,253 ($0.07 per basic share) compared to net loss of $1,658,887 ($0.11 per share) for the nine months ended September 30, 2006.

As of September 30, 2007, we had total assets of $1.9 million, liabilities of $4.8 million and stockholders’ deficit of $2.8 million.  Our working capital deficit was approximately $4.8 million as of September 30, 2007.

Inflation and Currency Fluctuation

Inflation and currency fluctuations have not previously had a material impact upon our results of operations and are not expected to have a material impact in the near future.

Cash and Sources of Liquidity

During the first nine months of 2007, the Company's cash and cash equivalents remained the same at approximately $1,000 at September 30, 2007. During this time, the Company obtained financing in the total amount of $220,000 through the sale of 18-month Unsecured 10% Convertible Debentures.  The Debentures are convertible into common shares at prices ranging from $.04 to $.08 per share.  Total shares issuable pursuant to these Debentures are 4,387,500 shares.  Interest is payable annually in arrears in cash.  The Company reserved the right to require conversion of the Debentures and outstanding interest, at any time, if the closing bid price of the Company’s stock equals or exceeds $0.10 for a period of 20 consecutive trading days.  The Company also reserved the right to redeem the Debentures, in whole, at any time or times, on not less than thirteen (13) months after execution of the Agreement, upon payment of one hundred ten percent (110%) of the principal.

On May 25, 2007 the Company entered into a Memorandum of Understanding (“MOU”) with an investment group (“Investors”) that provided for an equity investment of up to $5.0 million in exchange for 25,000,000 common shares of the Company. The Company received an initial investment of  $150,000 during the quarter ended June 30, 2007 in exchange for 750,000 common shares that are pending issuance as of September 30, 2007. The MOU further provided for specific allocations of the $5.0 million investment to be allocated.

 The MOU also allows the Investors to be granted a 50% interest in profits generated from all sales outside of North America, including but not limited to technology transfer fees, royalties, and licensing fees upon the Company’s receipt of the full $5. Further the Company will grant the Investors private licensing and distribution rights to sell the Company’s products in all territories outside of North America upon their infusion of the full $5 million investment.

In a second draw of the equity investment covered by the MOU to settle and retire the Company’s outstanding convertible debentures, the Company permitted the Investors to acquire certain convertible debentures issued by the Company having a face value of $1,255,000 plus accrued interest approximating $528,000, directly from third party debenture holders through a private sale on August 24, 2007. As part of this agreement, the Company and the Investors agreed to convert the debentures into shares of common stock at a rate of $0.20 per share.

On September 11, 2007 the Company entered into a Securities Purchase Agreement with the Investors for the issuance of 3,333,750 shares of the Company’s common stock via the conversion of certain convertible debentures, plus related accrued interest and penalties, issued by the Company having a face value of $855,000. As of September 30, 2007 the Investors have a remaining balance of convertible debentures with a face value of $400,000, plus previously accrued interest and penalties that, will entitle them to convert the debentures at $0.20 per share.

Upon the conversion of the debentures all rights, liabilities and obligations of the Company and the Investors under the debentures will be terminated.

 On September 30, 2007, the Company had current assets of approximately $76,000 (including cash and cash equivalents of approximately $900) and current liabilities of approximately $4,828,000.  As a result, the Company's current liquidity is extremely limited and the Company will require a significant amount of additional working capital in order to meet its current working capital requirements, satisfy debt obligations and implement its business plan.  In order to address these issues, the Company is seeking to raise additional working capital through the issuance of debt and equity securities.  Although the Company believes that it will be able to obtain additional working capital and satisfy debenture obligations, there can be no assurance that the Company's efforts will be successful.  In the event that the Company is unable to obtain working capital, then the Company’s ability to continue operations will be subject to substantial uncertainty.

Item 3. Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this quarterly report. Based upon the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2007.

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

Item 2.                        Unregistered Sales of Equity Securities and Use of Proceeds

In the third quarter of 2007, the holders of  $35,000 of the 18-month Unsecured 10% Convertible Debentures converted their debentures into 875,000 shares of the Company's common stock. The holders of $160,000 of the debentures gave notice of conversion for 3,200,000 shares of the company’s common stock that were issued in November 2007.

On September 11, 2007 the Company entered into a Securities Purchase Agreement with certain investors for the issuance of 3,333,750 shares of the Company’s common stock via the conversion of certain convertible debentures, plus related accrued interest and penalties issued by the Company and acquired by the investors having a face value of $855,000. As of September 30, 2007 the investors have a remaining balance of convertible debentures with a balance of $400,000 that will entitle them to convert the debentures at $0.20 per share into 2,000,000 shares of common stock.

Item 3.  Defaults on Senior Securities

The Company is in default on its principal and interest obligations due under a senior secured debenture agreement as a result of its failure to repay the debenture on its maturity date of December 6, 2006.  The total amount due as of September 30, 2007 including principal, interest and penalties was approximately $951,000.  The debentures are collateralized by essentially all of the Company’s assets.    The notification gives the debenture holders the right to sell the Company’s assets if a suitable buyer is found.  The Company will continue to work amicably with the debenture holders in order to either obtain a modification of the debenture terms or secure additional capital in order to satisfy the debenture obligation.  However, no assurance can be made that the Company will be successful in this effort.

Item 6.                      Exhibits

Number	Description
10.1	Securities Purchase Agreement dated September 11,2007 between the Company and a group of accredited investors (1)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
* Filed herewith.

(1)	Incorporated by reference to Registrant's Form 8-K, filed on September 17, 2007, File No. 0-49764

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SINOFRESH HEALTHCARE, INC.
November 19, 2007	By	/s/ Charles A. Fust
Charles A. Fust, Chairman of the Board and Chief Executive Officer (principal executive officer)

November 19, 2007	By	/s/ Charles A. Fust
Charles A. Fust, Chief Financial Officer (principal accounting officer)