Form 10KSB
period 2007-12-31
SINOFRESH HEALTHCARE INC
filed 2008-05-15
CIK 1171596

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
for the fiscal year ended December 31, 2007

0-49764
(Commission File No.)

SINOFRESH HEALTHCARE, INC.
(Name of Small Business Issuer in Its Charter)

FLORIDA	65 – 1082270
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

787COMMERCE DRIVE VENICE, FLORIDA	34292
(Address of principal executive offices)	(Zip Code)

Issuer's Telephone Number, including area code: (941) 488-6464
Securities registered under Section 12(b)
of the Securities Exchange Act of 1934:
NONE

Securities registered under Section 12(g)
of the Securities Exchange Act of 1934:
COMMON STOCK, NO PAR VALUE

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b2 of the Exchange Act).  Yes  ☐ No ☒

Issuer's revenues for its most recent fiscal year were $343,789.

The aggregate market value of the common stock held by non-affiliates computed by reference to the last sale price of such stock as of May 13, 2008 was approximately $912,000.

As of May 13, 2008, there were 25,641,110 shares of the issuer's common stock outstanding.

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

PART I

ITEM 1.                      DESCRIPTION OF BUSINESS

Company History

SinoFresh HealthCare, Inc., a Florida corporation (“Sinofresh”, “we” “our” or the “Company“) was incorporated on January 31, 2001 under the name e-Book.  E-Book operated initially as a division of e-Miracle, Inc., which was incorporated in July 1999.  Due to undercapitalization and credit problems, e-Miracle filed a Chapter 11 Bankruptcy proceeding in the United States Bankruptcy Court.  As part of the Chapter 11 Plan of Reorganization of e-Miracle, e-Book was re-incorporated as a Florida corporation on January 31, 2001.  We acquired SinoFresh Healthcare, Inc., a Delaware corporation on September 8, 2003 through a merger with our subsidiary SinoFresh Acquisition Corp., a Florida corporation, whereby SinoFresh Healthcare, Inc. became our wholly owned subsidiary.  As a result of the merger, we changed our name to SinoFresh Healthcare, Inc.  Subsequent to the merger, SinoFresh Healthcare, Inc., changed its name to SinoFresh Corporation and remains the operating subsidiary of the Company.

The Company's corporate headquarters are located at 767 Commerce Drive, Suite 6, Venice, Florida 34223.  Our website address is http://www.sinofresh.com.

The Company and its Business

OVERVIEW

We are a pharmaceutical company engaged in the research, development and marketing of novel therapies to treat inflammatory and infectious diseases and disorders of the upper respiratory system.  Our principal product is SinoFresh™ Nasal & Sinus Care, which we market through national drug and food chain stores, including CVS, Osco Drug, Publix Super Markets, Rite Aid, Sav-on Drugs, and Duane Reade.  We are seeking to expand our retail distribution network to include the remainder of the chain stores we are already servicing, other national food and drug chain stores and independent pharmacies.

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

The Company immediately reformulated its nasal spray as a health and beauty aid product, emphasizing the nasal spray's many non-therapeutic cleansing and moisturizing benefits.  The product’s name was changed to SinoFresh™ Nasal Mist.   In mid-2006, the nasal product was reformulated a third time based on homeopathic ingredients designed to provide an antiseptic solution targeting relief of sinus pain, pressure and inflammation.  The product was then renamed back to SinoFresh™ Nasal & Sinus Care.

The Company intends to continue the New Drug Application (NDA) process for a therapeutic nasal spray, requesting the FDA to approve a nasal spray indicated for treatment of and/or reduction in the symptoms of certain diseases.  In August 2005, the Company held a meeting with the FDA to discuss an Investigational New Drug Application (INDA) for a nasal spray – a prerequisite to the conduct of the clinical investigations necessary to support a NDA.  Assuming that the safety and efficacy of the nasal spray is demonstrated in these clinical studies, the Company will seek FDA approval of the nasal spray under an NDA.  Conducting the clinical trials and obtaining FDA approval for any pharmaceutical product requires substantial resources (including a substantial amount of additional capital) and may take several years.  There is no assurance that FDA will approve an NDA for the Company's therapeutic nasal spray or any other Company product or that the Company can obtain sufficient funding to underwrite the cost of obtaining FDA approval.

In April 2005 we entered into an agreement with the Lovelace Respiratory Research Institute (LRRI) to conduct mammalian-based studies of the anti-infective properties of SinoFresh™ Nasal & Sinus Care. The results of these studies are very encouraging and will lead into more advanced studies as funding becomes available to the Company.  The new agreement was prompted by preliminary in-vitro study results demonstrating strong evidence that this product can reduce the infectivity of common respiratory viruses including adenovirus and respiratory syncytial virus (RSV). Our original collaboration with LRRI, initiated in May of 2004, was designed to assess the virucidal properties of SinoFresh™. Viruses are widely recognized as the most frequent cause of acute respiratory infections and are a leading cause of child mortality worldwide.

PRODUCTS

Non-Ethical Pharmaceutical Products

 SinoFresh™ Nasal and Sinus Care is the Company’s principal product is formulated to kill mold, bacteria and certain viruses that reside in the nose and sinus passages, and to remove dust, pollen and other irritants.  This product is a nasal spray which contains two active homeopathic ingredients.  In addition, this formulation is designed to relieve sinus pain, pressure and inflammation.     SinoFresh™ Nasal & Sinus Care generally retails between $13.49 and $15.99 before rebates for a 1-fluid ounce bottle (approximately a 30-day supply).

SinoFresh™ Daily Throat Spray is an OTC antiseptic product formulated to kill bacteria and other pathogens colonizing in the mouth and back of the throat.  The key ingredient is cetylpyridinium chloride (CPC), a surface-active antiseptic. CPC is a common ingredient in OTC oral hygiene products.  Daily use is encouraged in order to eliminate pathogens that can lead to infection and illness and prevent them from re-colonizing in the throat.  The product may also be used at the first sign of a sore throat in order to thwart further spread of an infection. Like our nasal spray, Daily Throat Spray is recommended especially for people who are frequently in crowded, poorly ventilated environments such as airplanes, schools and offices where airborne organisms easily spread from one person to another. The Daily Throat Spray formula is augmented with xylitol, a natural antibacterial ingredient, and mint flavors that cool and freshen the breath while it protects the oral-throat cavity.  SinoFresh™ Daily Throat Spray comes in a 2-fluid ounce bottle.  When used twice daily as directed, one bottle lasts approximately 3-4 weeks. The suggested retail price per bottle is $9.99.  SinoFresh™ Daily Throat Spray was removed from the market in late 2006 because of  the Company’s inability to provide proper marketing support.

Ethical Pharmaceutical Products

The Company has plans to continue development of a nasal spray product (preliminarily called "Rhinox") for the prevention of Antibiotic Resistant Staph (MRSA).  The Company is seeking funding in order to continue with clinical studies. Assuming the efficacy of the Company's clinical studies, management would seek FDA approval of the new product as an NDA.  The Company may develop new drugs in the prescription drug category.  Obtaining FDA regulatory approval for these pharmaceutical products will require substantial resources and may take several years.  The length of this process will depend upon the method of administration, pharmaceutical complexity, novelty of the product, the nature of the disease or ailment, and the indications to be treated.  If the Company is not granted regulatory approval for these new products in a timely manner, or if the patents sought are not granted, or if the patents granted are subsequently challenged, these events could have a material effect on the business and financial condition of the Company.

RESEARCH AND DEVELOPMENT

Research and development activities are identified and planned by in-house staff members.  Because of limited personnel and facility resources, the Company relies primarily on external sources for conducting its research and development activities.  Research and development costs for the years ended December 31, 2007 and 2006 were approximately $0 and $1,000, respectively.  The Company has a pipeline of several new products based on its current product platform.  Assuming that the Company can obtain sufficient financing or other support, the Company plans to establish the protocols and file an INDA with the FDA geared toward the use of antiseptic therapies in the upper respiratory system and to undertake the clinical studies necessary for the FDA approval of a nasal spray product for the prescription drug market.   Additionally, extensive clinical and developmental testing is anticipated in connection with the Company's development of other new ethical drug products related to the treatment of various upper respiratory disorders and related diseases.  Many of these new products are expected to lead to applications for new patents in the United States as well as abroad.  Additionally, the Company is pursuing partnering and collaborative arrangements with several third parties in order to further enhance the Company's research and development activity.

REGULATORY MATTERS

The Company's business is subject to federal and state laws and regulations adopted for the health and safety of consumers and users of its products.  The Company's  Nasal & Sinus Care & Daily Throat Spray products are subject to regulation by various federal, state and foreign agencies, and the Company is subject to regulatory and legislative changes that can affect the economics of both the Company and the industry by requiring changes in operating practices and protocols or by influencing the demand for, and the costs of, production and distribution of SinoFresh™ products.  Management believes that the Company is in compliance with all applicable laws, regulations and standards currently in effect, including the Food, Drug and Cosmetics Act of 1938 and amendments thereto. However, any future changes in such regulations could result in a cost of compliance that may have a material adverse effect on either the Company's financial position or competitive position.

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

SinoFresh™ Nasal & Sinus Care is being marketed as a Homeopathic Drug product. This approach allows for statements regarding the proper use of the product based on the active ingredients.  This enables the Company to emphasize not only that it is an antiseptic nasal product but also that it is specifically designed to address particular sinusitis conditions.

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

In July, 2005, a utility patent filing, Serial Number 11/187,575 was submitted entitled, Methods And Compositions For Inhibiting, Destroying, And/or, Inactivating Viruses (Antiseptics). This application claims priority to co-pending U.S. provisional application with the same title having Serial Number 60/590/781, which is entirely incorporated in the later filing. This invention represents a collaboration between Charles Fust, The Lovelace Respiratory Institute (LRRI), Kevin Harrod and Adriana Kajon. The embodiment of this patent has been filed on a timely basis in numerous foreign countries. Foreign filing status, by country, is available upon request.  This patent is currently pending.

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

The Company's products are retailed through numerous food and chain drug stores throughout the United States, including Osco Drug, Publix Super Markets, Rite Aid, Sav-on Drugs, and Duane Reade.  The Company plans to continue expanding its retail distribution network to other food and drug chain stores and independent pharmacies as well as the chain stores the Company is currently servicing.  In addition, the Company is exploring the possibilities of developing alliances with other entities for the purpose of manufacturing, distributing, marketing and regulatory compliance of its products in certain foreign countries.

The Company's primary customers in 2007 were, CVS, Publix and Essex which accounted for more than 67% of the Company's annual gross sales volume in 2007.  The Company had 4 customers that accounted for over 72% of gross accounts receivable at December 31, 2007.  The loss of any one of these customers could adversely impact the Company's future revenue.

COMPETITION

There are a variety of competitors in both the OTC and prescription “Rx” marketplace for SinoFresh™ Nasal & Sinus Care and Daily Throat Spray.  Generally, our competitors can be segmented into three types:

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

In the Rx market, our nasal spray primarily competes with nasal corticosteroids and antibiotics/antibacterials manufactured and marketed by large pharmaceutical companies.  Nasal corticosteroids are formulated to shrink sinus inflammation and includes brands such as Flonase, Nasonex, and RhinocortAQ.  Antibiotics/antibacterials are intended to eliminate bacterial organisms and include brands such as Zithromax, Augmentin, and Bactroban.

At first glance the competitive landscape appears crowded, in particular for our nasal spray. However, we believe that if properly marketed, the versatility of our products should enable us to effectively gain share across many product segments.  SinoFresh™ Nasal & Sinus Care is an effective nasal cleanser and moisturizer in competition with saline rinses, and rinses away allergens, which can help eliminate the need for antihistamines.  SinoFresh also targets the underlying causes of chronic sinus ailments, such as mold, bacteria and viruses.  Chronic sufferers are most likely to use OTC products such as decongestant nasal sprays, or to receive prescriptions from their physician for corticosteroids and antibiotics.

EMPLOYEES

As of May 5, 2008, the Company had three (3) full-time employees.  None of the Company's employees are subject to collective bargaining agreements.  The Company periodically engages independent contractors to fulfill certain sales, marketing and business development needs.

SUPPLIERS

The Company has one qualified third-party (contract) manufacturer, who has multiple manufacturing facilities.  The contract manufacturer operates FDA approved manufacturing facilities to manufacture its products.  The Company believes that this manufacturer is capable of sustaining and providing its production needs.

Raw materials used in the production of the SinoFresh™ Nasal & Sinus Care and SinoFresh™ Daily Throat Spray are readily available from numerous sources.  Should any vendor be unable or unwilling to supply the Company's manufacturer with an ingredient, other sources have been identified.  However, any situation where the vendor is not able to supply the contract manufacturer with the ingredients may result in a temporary delay in production until replacement supplies are obtained.

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

ITEM 2.                      DESCRIPTION OF PROPERTY

The Company's executive offices are located at 767 Commerce Drive, Suite 6, Venice, Florida  34223.  This facility consists of approximately 2,500 square feet of office and warehouse space.  Base lease payments are $2,268 per month, including sales tax.  The lease has a six-month term with rights to renew.  The Company believes that the existing facility is adequate to meet its current and anticipated needs.

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

Market Information

Our common stock is traded in the OTC market and is quoted on the OTC Electronic Bulletin Board (“OTCBB”) under the symbol "SFSH.OB."  The following table represents the range of the high and the low closing bid prices, as quoted on the OTCBB, for each calendar quarter during the last two fiscal years.  These quotations represent prices between dealers, may not include retail mark-ups, markdowns or commissions, and may not necessarily represent actual transactions.

Fiscal Quarter Ended	Low	High
December 31, 2007	$0.13	$0.23
September 30, 2007	$0.07	$0.28
June 30, 2007	$0.07	$0.15
March 31, 2007	$0.06	$0.13
December 31, 2006	$0.06	$0.21
September 30, 2006	$0.05	$0.12
June 30, 2006	$0.10	$0.25
March 31, 2006	$0.19	$0.33

There are approximately 719 shareholders of the Company's common stock as of May 14, 2008.

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

Equity Compensation Plan Information

The following table sets forth information about the Company's equity compensation plans, including the Company's 2002 Stock Option Plan (the Plan) and non-plan equity compensation agreements as of December 31, 2007.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights			Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans
			Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights

Plan Category
Equity Compensation Plans Approved By Shareholders	806,000	(1)	$0.44	2,194,000	(2)

Equity Compensation Plans Not Approved by Shareholders	7,580,899	(3)	$0.69	N/A
Total	8,386,899		$0.67	2,194,000
___________________
(1) Represents shares subject to outstanding options under the Plan.
(2) Represents shares available for option grants under the Plan.
(3) Represents non-plan options and warrants.

Charles Fust is employed as the Company's Chief Executive Officer and was subject to an employment agreement dated December 1, 2002. The employment agreement provided, among other things, that the Company and Mr. Fust enter into a stock option agreement under which he would be provided anti-dilution rights so that Mr. Fust's equity ownership of the Company, on a fully diluted basis, will be no less than 15% so long as the total outstanding shares on a fully diluted basis are less than 100,000,000.  This agreement expired on December 1, 2007 and has not been renewed or renegotiated as of December 31, 2007.

In 2007, the Company did not grant any options to employees.

Equity Compensation Plans Not Approved by Shareholders

In March 2007, a 5-year warrant for 100,000 shares was issued in connection with a convertible note financing arrangement.  The warrant vested on the date of grant.  In addition, 320,000 previously issued warrants expired unconverted.

In connection with a debenture financing in 2004, we issued to the debenture holders and a placement agent warrants to purchase shares of common stock.  The warrants, which expire on December 6, 2009, contain anti-dilution provisions under which the number of shares issuable upon exercise of the warrants and the exercise price will be adjusted upon the issuance of common stock or securities convertible into or exercisable for common stock at prices lower than the then effective exercise price of the warrants, the occurrence of stock splits, stock distributions, and certain other events.  As a result of dilutive issuances during 2007, outstanding warrants connected with this financing increased from 4,626,348 warrants, as of December 31, 2006 to 5,984,773 warrants, as of December 31, 2007 and exercise prices decreased from $0.25 per share, as of December 31, 2006 to $0.1933 per share, as of December 31, 2007.

  ITEM 6.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information and analysis of SinoFresh's financial condition and results of operations for the fiscal years ended December 31, 2007 and December 31, 2006 should be read in conjunction with the consolidated financial statements of SinoFresh and the notes thereto appearing elsewhere in this report.  Statements in this section and elsewhere in this report that are not statements of historical or current fact constitute "forward-looking statements."  Such statements are subject to certain risks and uncertainties, which could cause results to differ materially from those projected, including, but not limited to, those set forth below under "Risk Factors" and elsewhere in this report.

Summary Financial Information

The following table provides selected consolidated financial and operating data for the years ended December 31, 2007 and 2006.

Statement of Operations Data

	Year Ended December 31, 2007	Year Ended December 31, 2006
Revenue, net	$331,288	$1,083,576
Gross Profit	179,250	546,371
Loss From Operations	(972,058)	(1,583,592)
Net Loss	(1,233,880)	(4,963,031)

Balance Sheet Data

	December 31
	2007	2006
Current Assets	$121,304	$233,796
Current Liabilities	4,211,710	4,537,152
Total Assets	1,969,852	2,346,062
Long Term Debt	--	14,260
Stockholders' (Deficit)	(2,241,858)	(2,205,350)

Results of Operations

Revenues for 2007 were $331,288 representing a decrease of $752,288 from revenues of $1,083,576 in 2006.  The Company believes that the decrease was a combination of the lack of marketing and advertising activities and the elimination of incentive programs such as rebates that were offered in 2006.  In addition, the Company ceased distribution to Wal-Mart in the third quarter of 2006 and distribution to Walgreens in the third quarter of 2007.

Gross profit for 2007 was $179,250, compared to $546,371 for 2006 a decrease of $367,121.  This decrease is directly related to the loss of distribution at Wal-Mart and Walgreens over the past eighteen months.

Salaries and related expenses decreased $728,847, from $906,227 to $177,380, for the years ended December 31, 2006 and 2007, respectively.  This decrease is a result of reduced stock-based compensation related to employee options cancelled due to resignations or terminations, plus reductions in personnel in order to streamline its organization and to reduce administrative costs.

Professional fees decreased $125,492, from $519,983 to $394,491 for the years ended December 31, 2006 and 2007, respectively.  This decrease is a result of reduced levels of litigation during 2007 compared to 2006, thus requiring less legal expenditures, plus a focused reduction on all other professional fee activities, including investor relations and accounting.

Other general and administrative expenses decreased $66,277, from $383,913 to $317,636 for the years ended December 31, 2006 and 2007, respectively. This decrease was primarily due to a reduction in certain insurance premiums and other costs.

Marketing and advertising expenses decreased $56,866, from $56,866 to $-0- for the years ended December 31, 2006 and 2007, respectively.  The Company's marketing and advertising activities were eliminated in 2007 due to the lack of working capital.

Research and development expenditures reflect the costs associated with basic research, product development, clinical testing, regulatory compliance, product enhancement and the development of new products related and unrelated to our current product line. Research and development expenses were $1,172 and $0 for the years ended December 31, 2006 and 2007.  The Company's research and development activities were eliminated in 2007 due to the lack of working capital.

Depreciation and amortization totaled $261,802 and $261,801 for the years ended December 31, 2006 and 2007, respectively.  These expenses principally consist of amortization of patent costs.

Total net interest expense was $312,387 in 2007 compared to $584,387 in 2006.  The reduction in net interest expense relates the elimination of the amortization of debt issuance and debt discount expenses in December 2006, offset by higher interest rate on the defaulted convertible debentures during 2007.

Total other income was $50,565 in 2007 compared to other expense of $385,651 in 2006.  The 2007 income relates to a deposit from a potential buyer which was forfeited during the year.  The 2006 expense relates primarily to a default penalty incurred when the Company failed to repay its debenture debt due in December.

We assessed the carrying value of recorded goodwill as of December 31, 2006 and determined that the entire amount of recorded goodwill was impaired.

As a result of the factors discussed above, we had a net loss of $1,233,880 ($0.06 per share) compared to a net loss of $4,963,031 ($0.31 per share) for the years ended December 31, 2007 and 2006, respectively.

As of December 31, 2007, we had total assets of $1.97 million, liabilities of $4.21 million and stockholders' deficit of $2.24 million.  Working capital deficit totaled approximately $4.09 million as of December 31, 2007.

Taxes

At December 31, 2007, SinoFresh had a net operating loss carry forward (NOL) for federal income tax purposes of approximately $13.1 million.  The NOL expires at various dates through the year 2027.  Utilization of SinoFresh's net operating loss may be limited in the event of significant changes in ownership of Sinofresh under the regulations of the Internal Revenue Code.

Inflation and Currency Fluctuation

Inflation and currency fluctuations have not previously had a material impact upon the results of operations and are not expected to have a material impact in the near future.

Cash and Sources of Liquidity

The Company historically has satisfied its operating cash requirements primarily through cash flow from operations, from borrowings and equity financings. At December 31, 2007, the Company had approximately $1,000 in cash and approximately $13,000 in net accounts receivable.

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

During 2007, the Company obtained financing in the total amount of $220,000 through the sale of 18-month Unsecured 10% Convertible Debentures.  The Debentures are convertible into common shares at prices ranging from $.04 to $.08 per share.  There are 4,387,500 total shares issuable pursuant to these Debentures. During 2007, $195,000 of these notes, plus related accrued interest, has been converted into 4,075,000 common shares. Interest is payable annually in arrears in cash.  The Company reserved the right to require conversion of the Debentures and outstanding interest, at any time, if the closing bid price of the Company’s stock equals or exceeds $0.10 for a period of 20 consecutive trading days.  The Company also reserved the right to redeem the Debentures, in whole, at any time or times, not less than thirteen (13) months after execution of the Agreement, upon payment of one hundred ten percent (110%) of the principal, due thereunder.

In May 2007 the Company entered into a Memorandum of Understanding (“MOU”) with Beneficial Healthcare (“Investors”) that provided for an equity investment of up to $5.0 million in exchange for 25,000,000 common shares of the Company.  Razek Azizi, a director of our Company, is the President of Beneficial Healthcare and has sole voting and dispositive power over Beneficial Healthcare.  The MOU further provided for:

1.
Investors to be granted a 50% interest in profits generated from all sales outside of North America, including but not limited to technology transfer fees, royalties, and licensing fees upon the Company’s receipt of the full $5,000,000.

2.	Investors to be granted private licensing and distribution rights to sell the Company’s products in all territories outside of North America upon their infusion of the full $5,000,000 investment.
3.	Settlement and retirement of outstanding convertible debentures.
4.	Completion of the Phase II components of drug development for Antibiotic Resistant Staphylococcus Aureus (MRSA).
5.	Sales and marketing budget.
6.	Product manufacturing and operations for national distribution.
7.	Settlement and payoff of unsecured debt.
8.	Grant of three (3) board seats of a five(5)-member board seat of the Company.

Investment thereto is subject to mutual agreement among the parties as to the form and content of the final documentation with respect to any such investment.  The total investments contemplated by the MOU were to occur not later than July 9, 2007.  However, by verbal agreement between the Investors and the Company, the MOU was effectively extended through the end of the 2007 and the Investors continued to invest into the Company, and the Company continued to accept the investments, under the same terms and conditions contained within the MOU.

In February 2008 the Company formally terminated the existing language of the MOU for the purpose of re-negotiating the terms of the original MOU agreement. Since the termination, the Investors have invested an additional $280,000, and the Company accepted such investments, under the terms of the original MOU.  The Company and the Investors are currently continuing negotiations towards drafting the new language underlying the terms of the agreement between the parties.

The Company received cash investments totaling $200,500 from the Investors during the year ended December 31, 2007 in exchange for 1,002,500 issuable common shares.  The shares were recorded at their market price on the date of investment and the difference between the market price and the $0.20 issuance rate agreed to in the MOU has been treated as a deposit towards the sale of licensing and distribution rights.

In August 2007, the Investors acquired certain outstanding convertible debentures issued by the Company having a face value of $1,255,000 plus accrued interest approximating $528,000, directly from third party debenture holders through a private sale.  Such debentures matured on December 6, 2006 and are currently in default.  As part of the MOU agreement, the Company and the Investors agreed to convert $855,000 of the debentures, plus accrued penalties and interest into 3,333,750 shares of common stock. The issuable shares were recorded at the conversion rate prescribed by the underlying convertible debenture agreements with the difference from the converted debentures’ face value, plus related accrued interest and penalties, being recorded as a deposit towards the sale of licensing and distribution rights. The deposit will be recognized as revenue upon the Company’s receipt of the full $5 million anticipated by the MOU and the transfer of the rights. At December 31, 2007, 836,680 of these common shares have been issued and 3,499,750 are pending issuance, which will occur upon direction from the Investors.

As of December 31, 2007 the Investors have a remaining balance of convertible debentures with a face value of $400,000, plus previously accrued interest and penalties that, will entitle them to convert the debentures at $0.20 per share.

On December 31, 2007, the Company had current assets of approximately $121,000, including cash of approximately $1,000, and current liabilities of $4,211,710.  As a result, the Company's current liquidity is extremely limited and the Company will require a significant amount of additional working capital in order to meet its short and long term working capital requirements and implement its business plan.  In order to address these issues, the Company is seeking to raise additional working capital through the issuance of debt and equity securities.  The Company is also seeking to enter into strategic alliances with third parties to support its research and development activities and the marketing of its products.  Although the Company believes that it will be able to obtain additional working capital and financial support, there can be no assurance that the Company's efforts will be successful.

Significant Events Subsequent to Year End

Effective February 5, 2008, Bruce Simpson resigned from his position as a member of the Board of Directors.  Razek Azizi was appointed to the Board on February 5, 2008 to replace Mr. Simpson.  Mr. Azizi is the representative of the Investors, with whom the Company has executed the MOU in May 2007.  In February 2008, the Company terminated the MOU with the Investors.  The Company and the Investors are negotiating a new agreement.  Subsequent to year end, the Investors invested an additional $280,000 directly into the Company.  Additionally, in March 2008, the Investors purchased from a third party, convertible debentures having a face value of $305,000.  The Investors now own 100% of the 2004 convertible debentures.  Such debentures matured on December 6, 2006 and are currently in default.  As a result of such transaction, the Investors are a senior secured debt holder of the Company with a lien on all assets of the Company.  The Investors are controlled by Razek Azizi, one of our directors.  Accordingly, Mr. Azizi has the ability to enforce the terms of the 2004 debentures and take possession of all collateral, including intellectual property, securing such notes.

In February 2008, the Company terminated the MOU with the Investors.  The Company and the Investors are negotiating a new agreement.  As a result of the termination, the Investors will not have the right to distribute our products and have no interest in any profits from foreign sales.  However, the Investor are continuing to make cash investments into the Company on a good faith basis, as negotiation continue toward a new agreement.

Critical Accounting Policies

Revenue Recognition: The Company recognizes revenue on its products in accordance with the Securities Exchange Commission (the “SEC”) Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements."  Under these guidelines, SinoFresh defers revenue recognition on transactions if any of the following existed: persuasive evidence of an arrangement did not exist, title had not transferred, product payment was contingent, the price was not fixed or determinable, or payment was not reasonably assured. The Company accrues a provision for estimated returns concurrent with revenue recognition.

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

Asset Impairments: The Company has adopted Statement of Financial Accounting Standards No. 141, "Business Combinations," (FAS 141) and Statement of Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (FAS 142). FAS 141 requires business combinations completed after June 30, 2001 to be accounted for using the purchase method of accounting. It also specifies the types of acquired intangible assets that are required to be recognized and reported separately from goodwill. Under FAS 142, goodwill and other intangible assets (with indefinite lives) will not be amortized but will be tested for impairment at least annually. The Company completed its transitional impairment test of existing patents as of December 31, 2007. This test was performed internally and consisted of evaluating potential future revenue streams, current market capitalization, shareholder equity values and the estimated market value of such assets in a liquidation of the Company.  As a result of the Company’s evaluation, the stated value of the patents appear reasonable as of December 31, 2007.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board, or FASB, issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 establishes a common definition for fair value to be applied to US GAAP guidance requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We are currently assessing the impact of SFAS No. 157 but do not believe the adoption will have a significant impact on our financial position and results of operations.

On February 15, 2007, the FASB, issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” Under SFAS No. 159, we may elect to report financial instruments and certain other items at fair value on a contract-by-contract basis with changes in value reported in earnings. This election is irrevocable. SFAS No. 159 provides an opportunity to mitigate volatility in reported earnings caused by measuring hedged assets and liabilities that were previously required to use a different accounting method than the related hedging contracts when the complex hedge accounting provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, are not met. SFAS No. 159 is effective for years beginning after November 15, 2007. If we adopt this standard, we do not expect it to have a material effect on our financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB 51, which changes the accounting and reporting for minority interests. Minority interests will be recharacterized as non-controlling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS No. 160 is effective for us beginning January 1, 2009 and will apply prospectively, except for the presentation and disclosure requirements, which will apply retrospectively. We do not expect it to have a material effect on our financial statements.

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), Business Combinations, which replaces SFAS No 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141R is effective for us beginning January 1, 2009. We do not expect it to have a material effect on our financial statements.

Off Balance Sheet Arrangements

We are not a party to any off balance sheet arrangements.

Risk Factors

SinoFresh operates in a rapidly changing environment that involves numerous risks, some of which are beyond our control. The following discussion highlights some of these risks.

Risks Related to the Business

We will need significant additional financing to implement our business plan. We need additional financing to meet our working capital requirements and to implement our business objectives including marketing and research and development on new products and clinical trials.  There is no assurance that we will succeed in obtaining additional financing or if additional financing is available, that it will be on terms favorable to us.

We have incurred substantial losses and we have a negative cash flow from operations and negative working capital.  We have incurred substantial losses since inception.  We have also incurred negative cash flow from operations during each of the last five years.  We had negative working capital of approximately $4,090,000, including cash of $1,000, as of December 31, 2007.  As a result, our auditors have qualified their report on our financial statements for the year ended December 31, 2007 with respect to our ability to continue as a going concern.  In light of the foregoing, we need to obtain additional external financing in order to continue as a going concern.  There can be no assurance that any additional financing will be available, or if available, that it will be on terms and conditions favorable to us.

We have a limited relevant operating history, and we may not be able to achieve profitability.  Our company has had a cumulative net loss since inception.  While we have reduced expenditures for administrative costs, product research and development, among other things, it will be difficult for us to continue to significantly reduce our operating expenses in order to deal with lack of sales growth or unanticipated reductions in existing sales.  Our failure to balance expenditures with sales in any period could have an adverse effect on results of operations.

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

Substantially all of our assets, including U.S. patents, are collateral for loans to SinoFresh by third parties, and such loans are currently in default.  Debentures currently outstanding are collateralized by substantially all of our assets, including our patents.  The debentures are convertible into common stock, contain anti-dilution provisions and until the debentures are paid in full, prohibit us from incurring other indebtedness without the consent of the debenture holders except for indebtedness to trade creditors or financial institutions incurred in the ordinary course of business.  The maturity date of the debentures was December 6, 2006.  We are currently in default on the payment of these debentures.  We do not have the capital necessary to pay the outstanding amount due and are working with the debenture holders to renegotiate the terms.  There is no assurance that we will be able to successfully negotiate new terms favorable to all parties.  In that event, the lenders may elect to exercise their right against our collateral, including our patents, which would have material adverse consequences to our business and operations.

We may not be able to off-set all of our net operating loss carry-forwards against future income.  At December 31, 2007, net operating losses available to be carried forward for federal income tax purposes were approximately $13.1 million expiring in various amounts through 2027.  Utilization of our net operating losses may be subject to substantial limitations due to the ownership changes under regulations of the Internal Revenue Code and similar state provisions.  Such annual limitation could result in the expiration of the net operating loss before utilization, which would subject the Company to have more tax liability than if it had been able to off-set the net operating losses against income.

Our ability to implement our business plan depends on our ability to attract and retain key personnel.  Our future success will depend to a significant extent on the continued services of the current officers and other necessary personnel, particularly Mr. Fust, the Chief Executive Officer and Chairman and Mr. Wilferth, the Director of Research and Development.  The loss of either of these personnel would likely have a significantly detrimental effect on our business.  We have obtained key man life insurance policies on the life of Mr. Fust in the amount of $400,000.

Our prospects will also depend on our ability to attract and retain highly qualified research and development, sales, marketing, and managerial personnel.  Competition for such personnel is intense, and there can be no assurance we will be able to employ or retain such personnel.

We have lost a significant amount of our retail distribution network.  Many of the retail chains that previously sold our products are no longer making our products available in their stores.  There is no assurance that we will be able to regain any or all of these customers.  The absence of a strong distribution network or alternative distribution method can be expected to  have a material adverse effect on our operations.

If the SinoFresh products do not gain widespread market acceptance, results of operations will suffer.  Even if the Company becomes successful at reestablishing any or all of its prior distribution network or establishing alternative distribution channels, there is no assurance its products will achieve widespread acceptance by the market.  If one or more of these products fails to achieve widespread market acceptance for any reason, our operating results and prospects would be materially adversely affected.

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

FDA and other government regulation may restrict our ability to sell our products.  We are subject to various federal, state and local laws and regulations affecting our business.  Our products are subject to regulation by the FDA, including regulations with respect to labeling of products, approval of ingredients in products, claims made regarding the products, and disclosure of product ingredients.  If we do not comply with these regulations, the FDA could force us to stop selling the affected products or require us to incur substantial costs in adopting measures to maintain compliance with these regulations.  Our advertising claims regarding our products are subject to the jurisdiction of the FTC as well as the FDA.  In both cases we are required to obtain scientific data to support any advertising or labeling health claims we make concerning our products.  If we are unable to provide the required support for such claims, the FTC may stop us from making such claims or require us to stop selling the affected products.

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

We believe product returns under normal circumstances will be less than one percent (1%) of sales, but there can be no assurance that actual levels of returns will not significantly exceed normal expectations.  Should an adverse reaction to any of our products occur affecting a significant number of customers, a product "recall" could occur which could materially impact our financial condition and our ability to successfully re-enter the market following the recall.  Additionally, although we will not directly engage in the manufacture of any product we market and sell, we could be exposed to product liability claims from faulty manufacture.

We may be required to indemnify our directors and officers.  We have authority under Section 607.0850 of the Florida Business Corporation Act to indemnify our directors and officers to the extent provided in that statute.  Our Articles of Incorporation require SinoFresh to indemnify each of our directors and officers against liabilities imposed upon them (including reasonable amounts paid in settlement) and expenses incurred by them in connection with any claim made against them or any action, suit or proceeding to which they may be a party by reason of their being or having been a director or officer of the company.  A material liability requiring our indemnification could have a serious financial impact on our company.  We currently do not maintain officers and directors liability insurance coverage, which if acquired, could minimize the financial impact of an indemnification.  Although we may wish to acquire this type of an insurance policy in the future, there can be no assurance that such insurance will be available, or that if available, it will be available on terms that are acceptable to us.  Furthermore, there can be no assurance that any potential insurance coverage provided will be sufficient to cover the amount of any judgment awarded against an officer or director (either individually or in the aggregate).  Consequently, if such judgment exceeds the coverage under the policy, SinoFresh may be forced to pay such difference.

Risks Related to Our Common Stock

The large number of shares eligible for immediate and future sales may depress the price of our stock.  Our Articles of Incorporation authorize the issuance of 500,000,000, shares of common stock, no par value per share, and 200,000,000 shares of preferred stock, no par value per share.  As of December 31, 2007, we had outstanding 24,916,110 shares of common stock.  Also as of December 31, 2007, we had outstanding a total of 3,062,377 shares of Series A, B and C Preferred Stock which are convertible into a total of 5,355,377 shares of common stock.  We have reserved 3,000,000 shares of common stock for issuance in respect of option grants under our stock option plan.  From those available shares, outstanding options have been granted for 806,000 shares of common stock, and there remain available for issuance under the plan 2,194,000 shares of common stock.  In addition, there are 357,681 shares of common stock that are issuable upon exercise of stock options issued to independent consultants.  There are 7,223,218 shares that are issuable upon exercise of outstanding warrants, and 3,959,681 shares issuable upon conversion of currently outstanding debentures.  The outstanding warrants and options contain exercise prices ranging from $0.04 to $7.00.  Therefore, the desire of the holders of those warrants and options to sell will depend on the market price of our common stock at any given time.   Further, we may be required to issue additional common stock to the debenture holders if we fail to make the default payment stated in the debentures.  Sales of substantial amounts of our common stock in the open market, could adversely affect the market price of our common stock.

Our board of directors has the authority to issue additional shares of common stock and preferred stock up to the authorized amount stated in our Articles of Incorporation.  Our board of directors may choose to issue some or all of such shares to acquire one or more businesses or other types of property, or to provide additional financing in the future or in an attempt to prevent a change of control.  The issuance of any such shares may result in a reduction of the book value or market price of the outstanding shares of our common stock.  If we do issue any such additional shares, such issuance also will cause a reduction in the proportionate ownership and voting power of all other stockholders.  Further, any such issuance may result in a change of control of SinoFresh.

The price of our common stock may continue to be volatile.  The market price of our common stock, which is quoted for trading on the OTC Bulletin Board, has been highly volatile and may continue to be volatile in the future.  Any or a combination of the following factors could cause the market value of our common stock to decline quickly:

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

Our preferred stock may cause dilution.  Our Articles of Incorporation authorize the issuance of up to 200,000,000 shares of "blank check" Preferred Stock with such rights and preferences as our board of directors, without further shareholder approval, may determine from time to time.  Of these preferred shares, 858,170 shares are designated as Series A Preferred Stock, 1,500,000 shares are designated as Series B Preferred Stock, and 1,250,000 shares are designated as Series C Preferred Stock.  As of December 31, 2007, we had 769,377 shares of outstanding Series A Preferred Stock; 1,500,000 shares of outstanding Series B Preferred Stock; and 793,000 shares of outstanding Series C Preferred Stock.  Series A Preferred Stock is convertible into common and has voting rights with the common, on a one-for one basis.  The Series B and Series C Preferred Stock are convertible into common stock and have voting rights with the common stock, on a one for two basis.  As of December 31, 2007, a total of 5,355,377 shares of common stock issuable upon conversion of all of our outstanding preferred stock are eligible for public resale under Rule 144.  Furthermore, each share of Series A, Series B and Series C Preferred Stock has a liquidation preference of $2.00 per share on an as converted basis before any holders of common would be entitled to receive payment for their shares or dividends upon a liquidation of SinoFresh.  As of December 31, 2007, there remained 196,937,623 shares of authorized but undesignated and unissued shares of preferred stock that may be sold in the future and that can, at the discretion of our board of directors, be designated as another series of preferred stock with dividend, liquidation, conversion, voting or other rights and preferences that are senior, and not available, to the holders of our common stock.  Thus, issuances of new series of preferred stock could adversely affect the relative voting power, distributions and other rights of the common stock.  Holders of our common stock could realize less than the amount of dividends and/or distributions to which they would otherwise be entitled.

Further, preferred stock could be used as a method of discouraging, delaying, or preventing a take-over of SinoFresh.  If we issue "blank check" preferred stock, it could have a dilutive effect upon our common stock.  This would decrease the chance that our stockholders would realize a premium over market price for their shares of common stock as a result of a takeover bid.

ITEM 7.                      FINANCIAL STATEMENTS

Our Consolidated Financial Statements and Notes thereto and the report of Moore Stephens Lovelace, P.A., our independent registered public accounting firm, are set forth on pages F-1 through F-27 of this Report.

ITEM 8.                      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A.          CONTROLS AND PROCEDURES

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)

Internal control over financial reporting is promulgated under the Exchange Act as a process designed by, or under the supervision of, our management and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

• Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

•        Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

• Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition or disposition of our assets that could have a material effect on the financial statements.

Readers are cautioned that internal control over financial reporting, no matter how well designed, has inherent limitations and may not prevent or detect misstatements. Therefore, even effective internal control over financial reporting can only provide reasonable assurance with respect to the financial statement preparation and presentation.

Our CEO has not evaluated the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this Report based upon the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) due to the fact that the Company does not have the personnel resources nor technological infrastructure in place to perform this evaluation.  Based upon our CEO’s discussions with our auditors and other advisors, the CEO believes that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company's CEO considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) inadequate segregation of duties consistent with control objectives and (2) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company's Chief Executive Officer in connection with the audit of our financial statements as of December 31, 2007.  Management believes that the material weaknesses set forth in items (1) and (2) above did not have an affect on the Company's financial results.

The Company has begun to take appropriate steps to remediate the material weakness described above.  The Company will create a position and hire personnel to strengthen internal controls over financial reporting.  The Company will initiate these remediation efforts as soon as funds allow.  The effectiveness of our internal controls following our remediation efforts will not be known until we test those controls in connection with management’s tests of internal control over financial reporting that will be performed as soon as funds are available.

This Report does not include an attestation report of our registered public accounting firm regarding our internal controls over financial reporting. The disclosure contained under this Item 8A was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only the disclosure under this Item 8A in this Report.

ITEM 8B.                       OTHER INFORMATION

None

PART III

ITEM 9.	DIRECTORS AND EXECUTIVE OFFICERS

SinoFresh's directors and executive officers are as follows:

Name	Position	Appointment
Charles A. Fust	Chairman, Chief Executive Officer, Director	November, 2002
David Otto	Director	October, 2002
Thomas Fitzgerald	Director	February, 2007
Razek Azizi	Director	February, 2008
Terry Ritter	Director	March, 2008

Charles A. Fust, Chief Executive Officer (CEO) and Chairman of the Board of Directors.  Mr. Fust, age 64, is a chemical engineer, whose research has resulted in various domestic and international patents, including the patents underlying the SinoFresh nasal product.  Mr. Fust began the development of SinoFresh's first product in 1989.  His expertise in the health care community has provided him with the opportunity to chair various health care boards, mainly Otorhinolaryngology related.  Mr. Fust's business background covers ownership and management in international companies.  Mr. Fust has been the Chief Executive Officer and Chairman of SinoFresh Laboratories, LLC from 1999 until acquired in 2002 and Chief Executive Officer and Chairman of SinoFresh from November 2002 to the present.  He holds a bachelor degree in Chemical Engineering from Auburn University and has a professional affiliation with the American Association of Pharmaceutical Scientists.

David Otto, Director.  Mr. Otto, age 49, has been a director of SinoFresh since September 2003. In July of 1999, Mr. Otto founded The Otto Law Group, PLLC, in Seattle, Washington. Mr. Otto is currently a member of the Board of Directors of Veritas Solutions, Inc., Vocalscape Networks, Inc., Renaissance Window Fashions, Inc., Avisere, Inc., TechAlt, Inc., Saratoga Capital Partners, Inc., Itec Environmental Group, Inc. and Cambridge Partners, LLC.  Mr. Otto is admitted to practice law in New York and Washington.  Mr. Otto graduated from Harvard University in 1981 with his B.A. in Government and was the recipient of the Harvard-Shrewsbury Fellowship, and his J.D. from Fordham University School of Law in 1987.

Thomas Fitzgerald, Director. Mr. Fitzgerald, age 54, has been a director since January 2007. Mr. Fitzgerald has been directly involved in the development of biopharmaceuticals, over-the-counter medicines and drug delivery systems for more than 25 years. Mr. Fitzgerald has held senior management positions with a number of companies, including Glaxo/SmithKlien (GSK), Fisons and Rhone Poulenc Rorer, now part of Aventis-Sanofi.  Presently, Mr. Fitzgerald is engaged by the University of Rochester Medical Center in a technology transfer related project. Mr. Fitzgerald is a graduate of Boston College and the St. John’s University School of Law where he received the Distinguished Alumni medal. He is admitted to practice law in New York, and Connecticut State and Federal Courts.

Razek Azizi, Director.  Mr. Azizi, age 37, has been a director of SinoFresh since February 2008. Mr. Aziz founded Beneficial HealthCare, Inc. in June 2007 and serves as Chief Executive Officer and Chairman of the Board. Beneficial HealthCare, Inc. is a California based company established to explore international marketing opportunities for SinoFresh products, as well as, out-licensing of other health related products for export. Mr. Azizi also serves as President of Reliance Solar Inc. and has been instrumental in alternative energy projects located in Dubai, UAE and The Peoples Republic of China. Mr. Azizi is the sole owner of U.S. First Trading Company specializing in oil, sugar and heavy equipment. Mr. Azizi’s family emigrated from Afghanistan in 1983 and has lived in the San Francisco Bay area since.

Terry Ritter, Director. Mr. Ritter’s background encompasses a wide variety of business interest ranging from mid-management in the technology industry to high level consultancy with the United States Government. In the mid-1990’s, Mr. Ritter changed professional direction emerging into the area of consumer products. As the President of Experimental and Applied Sciences, Inc. he was responsible for turning the company from insolvency to a very high level of sales in less than six months. Later, in the late 1990’s he founded Med-Pro Industries, another consumer product company, that was generating in excess of $4.0M weekly prior to the company being sold in 2002. From 2002 through 2005, Mr. Ritter partnered with MoneyLine America and acquired more than $100MM in funding as a mortgage lender. That company was sold in 2005, and Mr. Ritter has been retired since that time.  Mr. Ritter was recurited for his executive leadership skills assisting SinoFresh as Director of Marketing and Director.

Our directors are elected at the annual meeting of the shareholders and serve until their successors are elected and qualified, or their earlier resignation or removal.  Officers are appointed by the board of directors and serve at the discretion of the board of directors or until their earlier resignation or removal.

To the knowledge of the Company, our directors, executive officers and control persons have not been involved in any of the following events during the past five years:

1.	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;
2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
3.
being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4.
being found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Director's Compensation

The Company does not currently have a compensation plan for persons serving as directors of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires directors and executive officers, and persons who own 10% or more of SinoFresh common stock, to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than 10% stockholders are required to furnish the Company with copies of all Section 16(a) forms they file.  Based solely on a review of the copies of such forms furnished to the Company, SinoFresh has determined that a Form 3 had not been filed by either Mr. Simpson or Mr. Zipperich (former Directors), or Mr. Fitzgerald upon their appointment to the Board.  In addition, a Form 5 was not filed by Mr. Otto, nor was a Form 4 filed by Mr. Fust upon the issuance of 2,250,000 shares of common stock to Sta-car Enterprises.

Code of Ethics for Chief Executive Officer and Senior Financial Officers

The Company has adopted a code of ethics for the CEO, CFO and controller (the “Code of Ethics”) which is required to be signed by each such officer, and is maintained on file by the Company.  A copy of the Code of Ethics will be provided to Sinofresh stockholders free of charge, upon written request to the Company sent to the attention of Investor Relations, SinoFresh HealthCare, Inc., 787 Commerce Drive, Venice, Florida 34223.

If the Company makes any substantive amendments to the Code of Ethics, or grants any waiver, including any implicit waiver, from a provision of the Code of Ethics to the CEO, CFO or controller, the Company will disclose the nature of such amendment or waiver in a report on Form 8-K.

Audit Committee and Audit Committee Financial Expert

One member of the Company's Board of Directors, Charles Fust, currently serves as the audit committee.  The Audit Committee does not currently have a financial expert.  It is the Company’s goal to add at least one director who is a financial expert.

ITEM 10.                      EXECUTIVE COMPENSATION

The following table sets forth all the compensation earned by the Company's Chief Executive Officer and each other officer who earned greater than $100,000 in total salary and bonuses during the 2007 fiscal year (collectively, the "Named Executive Officers").

SUMMARY COMPENSATION TABLE

Name and Principal Position	Fiscal Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All other Compensation	Total
Charles A. Fust CEO and Chairman	2007 2006 2005	$180,000(1) $180,000(1) $180,000	$0 $0 $100,000(2)	$0 $0 $0	$21,750(3a) $16,791(3b) $8,706(4)	N/A	N/A	$0 $7,796(5) $14,160(5)	$201,750 $204,587 $302,866

Scott M. Klein Former CFO and Secretary (6)	2007 2006 2005	$ 57,249(7) $120,000(7) $110,000	$0 $0 $25,000(2)	$0 $0 $0	$0 $44,932(8) $41,183(9)	N/A	N/A	$0 $0 $0	$ 57,149 $164,932 $176,193
___________________________

(1)	Includes $90,000 and $42,500 accrued for 2007 and 2006, respectively, but not paid.
(2)	This amount was accrued for 2005, but not paid as of December 31, 2006.
(3)
a.
The Company recorded compensation expense of 21,750 during 2007 related to options issued in prior years, based on the fair value as determined by the Black-Scholes valuation model as of the date of the grant and amortized over the life of the grants.

b.
Stock options to purchase 125,000 common shares were issued in 2006 to Mr. Fust.  These options vest over three years and are exercisable at a price of $0.25 per share.  The options expire five years from the date of grant.  The Company recorded compensation expense of $7,294 related to these options and $9,497 related to options issued in prior years based on the fair value as determined by the Black-Scholes valuation model as of the date of the grant and amortized over the life of the grants.

(4)
Stock options to purchase 75,000 common shares were issued in 2005 to Mr. Fust.  These options vest over three years and are exercisable at a price of $0.25 per share.  The options expire five years from the date of grant.  The Company recorded compensation expense of $8,706 related to these options based on the fair value as determined by the Black-Scholes valuation model as of the date of the grant and amortized over the life of the grant.

(5)	Other compensation consists of car allowance and club dues in accordance with Mr. Fust’s employment agreement as described below in “Description of Additional Material Factors”.
(6)	Mr. Klein resigned in May 2007.
(7)	Includes $14,583 and $11,333 accrued for 2007 and 2006, respectively, but not paid.
(8)
Stock options to purchase 50,000 common shares were issued in 2006 to Mr. Klein.  These options vest over three years and are exercisable at a price of $0.25 per share.  The options expire five years from the date of grant.  The Company recorded compensation expense of $476 related to these options and $44,456 related to options issued in prior years based on the fair value as determined by the Black-Scholes valuation model as of the date of the grant and amortized over the life of the grants.  These options have expired as a result of Mr. Klein’s departure from the Company

(9)
Stock options to purchase 50,000 common shares were issued in 2005 to Mr. Klein.  These options vest over three years and are exercisable at a price of $0.25 per share.  The options expire five years from the date of grant.  The Company recorded compensation expense of $655 related to these options and $40,528 related to options issued in prior years based on the fair value as determined by the Black-Scholes valuation model as of the date of the grant and amortized over the life of the grants.  These options have expired as a result of Mr. Klein’s departure from the Company.

Grants of Plan Based Awards

The Company's Compensation Committee and the Board of Directors currently administer the 2002 Stock Option Plan (Plan). The Plan provides for the grant of options (incentive and non-statutory), to officers, employees and independent contractors capable of contributing to the Company's performance.  The Company has reserved  for issuance an aggregate of 3,000,000 shares of common stock for grants under the Plan.  Incentive stock options may be granted only to employees eligible to receive them under the Internal Revenue Code of 1986, as amended.  As of December 31, 2007, the Company had outstanding non-statutory options for 806,000 shares of the Company's common stock. These options have a term of five years from the date of grant, unless earlier terminated in accordance with the provisions of the Plan and applicable stock option agreements.  The exercise prices of all of the options granted as of December 31, 2007 range from $0.25 to $1.00 per share. The options generally have scheduled vesting except for options for 321,000 shares, which either vested immediately upon grant or were subsequently accelerated by the Board. Upon expiration or termination of unexercised options, the unpurchased shares subject to such options will again be available for issuance under the Plan.

Description of Additional Material Factors

Charles Fust is employed as the Company's Chief Executive Officer and was subject to an employment agreement dated December 1, 2002. The employment agreement had a term of five years and is renewable upon mutual agreement of the parties.  Under that agreement, he is entitled to a base salary, as adjusted, of $180,000 annually and 5.0% of net earnings before taxes.  In addition, Mr. Fust is entitled to receive a car allowance of $1,000 per month and certain club membership dues. The agreement also provides that the Company and Mr. Fust enter into a stock option agreement under which he would be provided anti-dilution rights so that Mr. Fust's equity ownership of the Company, on a fully diluted basis, will be no less than 15% so long as the total outstanding shares on a fully diluted basis are less than 100,000,000.  The agreement also prohibits Mr. Fust from competing with the Company for a period of three years upon cancellation of the employment agreement.  The Company has not entered into a renewal of this agreement or any other employment agreement with Mr. Fust subsequent to this agreement’s termination on December 1, 2007.

The Company had an employment agreement with Scott M. Klein, the former Chief Financial Officer and Secretary, which provided for a 3-year term commencing as of November 1, 2004 with an annual salary of $110,000, increasing to $120,000 on January 1, 2006 and $135,000 on January 1, 2007. In connection with the employment agreement, Mr. Klein was granted a 5-year option for 150,000 shares of common stock with an exercise price of $.75 per share (which was the closing sale price of the stock on November 1, 2004), vesting immediately as to 75,000 shares and the remaining 75,000 shares will vest ratably over 3 years commencing on November 1, 2005.  In addition, the agreement provided for Mr. Klein to be granted additional 5-year options for 50,000 shares on November 1, 2005 and on November 1, 2006, each at an exercise price that is the closing sale price of the Company's common stock on such dates, and these additional options will vest ratably over three years commencing on the date of grant.  Mr. Klein resigned in May 2007, and his options have expired as a result of his departure from the Company.  He continues to provide consulting advice on an as needed basis.

Director's Compensation

There was no compensation plan approved for Directors for either 2007 or 2006.  Directors may also serve the Company in other capacities as an officer, agent or otherwise, and may receive compensation for their services in such other capacity.  Board members are reimbursed for reasonable travel expenses.

Outstanding Equity Awards at Fiscal Year-End

The Company did not offer equity awards during fiscal year 2007.

Aggregate Stock Option Exercises and Year-End Option Value Table

The following table sets forth certain information concerning option exercises in fiscal 2007, the number of stock options held by the Named Executive Officers as of December 31, 2007 and the value (based on the fair market value of a share of stock at fiscal year-end) of in-the-money options outstanding as of such date.

	Number of Shares Acquired on	Value	Number of Unexercised Options Held at Fiscal Year-End(#)		Value of Unexercised In-the-Money Options at Fiscal Year-End(1)
Name	Exercise (#)	Realized ($) (1)	Exercisable	Unexercisable	Exercisable	Unexercisable
Charles A. Fust	-0-	N/A	91,667	108,333	N/A	N/A
___________________________

(1)
Options are in-the-money if the fair market value of the common stock exceeds the exercise price of the option.  The closing sale price for the Company's common stock as reported by the NASDAQ Trading and Market Services on December 31, 2007 was $0.14 per share.

Option Exercises and Stock Vested Table

The following table sets forth certain information concerning grants of options made during fiscal 2007 to the Named Executive Officers.

Name	Number of Securities Underlying Options Granted(#)	Percent of Total Options Granted to Employees in 2007	Exercise or Base Price ($/SH)	Grant Value Based on Black-Scholes Valuation Method	Expiration Date
Charles A. Fust	0	0%	N/A	N/A	N/A
Scott M. Klein	0	0%	N/A	N/A	N/A

REPORT OF THE COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS ON EXECUTIVE COMPENSATION

General

During fiscal year 2007, Charles Fust, former Director P. Robert DuPont and former Director Stacey Maloney-Fust constituted the Compensation Committee.  Mr. Fust is an employee-director of the Company and is currently the only active Director on this Committee until such time as other members are appointed by the Board of Directors.

The Board of Directors, upon recommendations made by the Compensation Committee, determines option grants.  The Board monitors corporate performance and its relationship to compensation for executive officers and makes determinations concerning matters of executive compensation.  The Compensation Committee determines salaries and incentive cash bonuses for non-executive employees.

Compensation Philosophy

The Company has developed and implemented a compensation program that is designed to attract, motivate, reward and retain the broad-based management talent required to achieve the Company's business objectives and increase stockholder value.  There are two major components of the Company's compensation program: base salary and incentives, each of which is intended to serve the overall compensation philosophy.

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

Incentives

Incentives consist of stock options and performance bonuses paid in cash. The board strongly believes that the compensation program should provide employees with an opportunity to increase their ownership and potential for financial gain from increases in the Company's stock price.  This approach closely aligns the best interests of stockholders and, executives and employees.  Therefore, executives and other employees are eligible to receive stock options, giving them the right to purchase shares of the Company's common stock at a specified price in the future.  Currently, upon recommendations made by the Compensation Committee, the Board determines stock option grants.  The grant of options is based primarily on an individual's past performance and potential future contribution to the Company's growth and profitability.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of our shares of voting stock as of May 13 by: (i) each person who is known by us to beneficially own more than 5% of the issued and outstanding shares of common stock; (ii) the Chairman and Chief Executive Officer; (iii) the directors; and (iv) all of the executive officers and directors as a group.  For purposes of the beneficial ownership calculations below, the Series A preferred stock, which is convertible into common stock on a 1-for-1 basis, and the Series B and Series C preferred stock, which are convertible into common stock on a 2-for-1 basis are included on an as converted basis, such that the total issued and outstanding voting stock becomes 22,329,807.  Unless otherwise indicated, the persons named below have sole voting and investment power with respect to all shares beneficially owned by them, subject to community property laws where applicable.  Ownership information obtained, where necessary, through a combination of a review of previous SEC filings, review of stockholder records or discussions with expected owners of greater than 5% of our stock.

Name of Beneficial Owner(1)(2)	No. of shares		Percentage

Charles A. Fust, Chairman and Chief Executive Officer	10,767,809	(3)	42.06%
Charles Fust Family LTD Partnership	6,621,677	(4)	26.03%
David Otto, Director(5)	-0-		*
Thomas Fitzgerald, Director(6)	-0-		*
Stacey Maloney-Fust, Former Sr Vice President and a Director	10,767,809	(7)	42.06%
Sta-car Enterprises	2,250,000	(8)	8.84%
Moty Hermon	1,229,723	(9)	4.83%
Razik Azizi, Director	3,647,181	(10)	11.94%
Terry Ritter, Director and Director of Marketing	7,576		0.03%
All current officers and directors as a group (6 persons)	14,414,990		49.29%
_____________________
*Represents less than 1% of all issued and outstanding voting stock of SinoFresh.

(1)	Unless otherwise noted, the address of each person or entity listed is c/o SinoFresh HealthCare, Inc., 767 Commerce Drive, Suite 6, Englewood, FL 34223.

(2)
Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  Shares of common stock subject to options, warrants or convertible securities that are currently exercisable or exercisable within 60 days of April 23, 2008, are deemed outstanding for computing the percentage of the person holding such options, warrants or convertible securities but are not deemed outstanding for computing the percentage of any other person.  Except as indicated by footnote and subject to community property laws where applicable, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

(3)
Represents 3,621,677 shares of common stock owned by the Charles Fust Family Limited Partnership, for which, a corporation owned by Mr. Fust’s spouse, is the general partner; 1,229,723 shares of common stock held in escrow for the benefit of Moty Herman, for which Mr. Fust holds voting rights; 103,076 shares of common stock held by the Company’s 401(K) Plan, for which Mr. Fust is a Trustee; 3,000,000 shares of common stock issuable upon conversion of 1,500,000 shares of Series B preferred stock held by the Charles Fust Family Limited Partnership, which shares of Series B preferred stock vote on an as converted basis; 158,333 shares of common stock issuable pursuant to options exercisable within the next 60 days; 5,000 shares of common stock owned by his spouse and 2,250,000 shares of common stock owned by Sta-car Enterprises, which is owned and controlled by his spouse.

(4)
Represents 3,621,677 shares of common stock and 3,000,000 shares of common stock issuable upon conversion of 1,500,000 shares of Series B preferred which shares of Series B preferred stock vote on an as converted basis.

(5)	Mr. Otto's address is 601 Union Street, Suite 4500, Seattle, WA 98101.

(6)	Mr. Fitzgerald’s address is 4 St. Andrew’s Hill, Pittsford, NY 14534.

(7)	Represents 5,000 shares of common stock. Includes 10,609,476 shares beneficially owned by her spouse, Charles Fust, an executive officer and director of the Company.

(8)
 Sta-car Enterprises is an entity established February 24, 2003.  The Company granted the shares to Sta-Car Enterprises for settlement of a legal matter from Sta-Car resources.  These shares are considered to be beneficially owned by Charles Fust and Stacey Maloney-Fust.

(9)
Represents 1,229,723 shares of common stock Mr. Moty Hermon has a right to acquire from Mr. Fust pursuant to a put option, which shares of stock have been deposited into escrow by Mr. Fust for the benefit of Mr. Hermon. Mr. Fust holds a proxy to vote the escrowed shares.

(10)
Mr. Azizi was appointed to the Board on February 5, 2008.  Mr. Azizi is the President of and has sole dispositive power of an investment firm which directly owns all of the 2004 convertible debentures of the Company.  These convertible debentures were purchased from third parties by Mr. Azizi’s firm in September 2007 and March 2008.

ITEM 12.                       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Certain Relationships and Related Transactions

Our director and stockholder, David Otto, is the principal owner of a law firm that provided services to the Company through early 2007.  Expenses incurred to that law firm were approximately $101,000 and $74,000 for the years ended December 31, 2007 and 2006, respectively.  As of December 31, 2007, the Company had $92,000 recorded in accrued liabilities due to this firm.

The Company leased its former facility from an entity currently controlled by Stacey Maloney-Fust, a former officer and director of the Company and the spouse of our current CEO.  Rent related to this facility totaled $ $71,000 and $77,000 for the years ended December 31, 2007 and 2006, respectively.  The lease had a 5-year term at a base rent of $5,998 per month (plus sales tax).  The lease provided for two additional five-year terms at the option of SinoFresh.  By mutual agreement, the lease was terminated and the Company relocated in December 2007.  No penalties were incurred as a result of the lease termination.

The Company has an employment agreement with Charles Fust to act as the Chief Executive Officer dated December 1, 2002. The employment agreement had a term of five years and was renewable upon mutual agreement of the parties.  Under that agreement, he is entitled to a base salary, as adjusted, of $180,000 annually and 5.0% of net earnings before taxes.  In addition, Mr. Fust is entitled to receive a car allowance of $1,000 per month and certain club membership dues. The agreement also provides that the Company and Mr. Fust enter into a stock option agreement under which he would be provided anti-dilution rights so that Mr. Fust's equity ownership of the Company, on a fully diluted basis, will be no less than 15% so long as the total outstanding shares on a fully diluted basis are less than 100,000,000.  The agreement also prohibits Mr. Fust from competing with the Company for a period of three years upon cancellation be of the employment agreement.  The Company has not entered into a renewal of this agreement or any other employment agreement with Mr. Fust subsequent to the expiration of this agreement on December 1, 2007.

The Company had an employment agreement with Scott M. Klein, the former Chief Financial Officer and Secretary, which provided for a 3-year term commencing as of November 1, 2004 with an annual salary of $110,000, increasing to $120,000 on January 1, 2006 and $135,000 on January 1, 2007. In connection with the employment agreement, Mr. Klein was granted a 5-year option for 150,000 shares of common stock with an exercise price of $0.75 per share, vesting immediately as to 75,000 shares and the remaining 75,000 shares will vest ratably over 3 years commencing on November 1, 2005.  In addition, the agreement provided for Mr. Klein to be granted additional 5-year options for 50,000 shares on November 1, 2005 and on November 1, 2006, each at an exercise price equal to the closing sale price of the Company's common stock on such dates, and these additional options will vest ratably over three years commencing on the date of grant.  Mr. Klein resigned in May 2007.  He continues to provide consulting advice on an as needed basis. [status of options?]

Director Independence

Although the Company’s securities are listed on the Over-the-Counter Bulletin Board, we apply the AMEX standard for independent directors.  The AMEX requires that a majority of our board must be composed of “independent directors,” which is defined generally as a person other than an officer or employee of the company or its subsidiaries, or any other individual having a relationship, which, in the opinion of the company’s board of directors would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director.

The Company has determined that our board does not consist of a majority of independent directors as defined under the AMEX’s listing standards and Rule 10A-3 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Any affiliated transactions will be on terms no less favorable to us than could be obtained from independent parties. Any affiliated transactions must be approved by a majority of our independent and disinterested directors.

ITEM 13.                      EXHIBITS

The exhibits in the accompanying Exhibit Index are filed as part of this Report on Form 10-KSB or are incorporated by reference.

ITEM 14.                      PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The Company was billed by its accountants approximately $72,500 and $92,000 for the years ended December 31, 2007 and 2006, respectively for fees and expenses related to professional services rendered in connection with the year end audits of the consolidated financial statements and reviews of the quarterly consolidated financial statements.

Audit-Related Fees

The Company was not billed any additional fees that are not disclosed under audit fees in each of the last two calendar years for assurance and related services that are reasonably related to the performance of the audit or review of the Company's consolidated financial statements.

Tax Fees

Fees for tax compliance, tax advice and tax planning, including the preparation of certain tax returns in the years ended December 31, 2007 and 2006 were approximately $0 and $9,000, respectively.   Tax services in  2006 were performed by a firm other than the Company’s principal auditors.

All Other Fees

There have been no other material fees charged for accounting products or services other than those described above for the years ended December 31, 2007 and 2006.

Audit Committee Pre-Approval Process, Policies and Procedures

The appointment of Moore Stephens Lovelace, P.A. was approved by the Board of Directors as the principal auditors for the Company. Charles Fust is currently the only member of the Company's Board of Directors that has been appointed to serve on the Audit Committee.  There are no board members that are considered to have significant financial experience.  When independent directors with the appropriate financial background join the board, the board plans to establish a new audit committee, which will then adopt an appropriate charter and pre-approval policies and procedures in connection with services to be rendered by the independent auditors.

Exhibit Index

Number	Description
3.1	Articles of Incorporation (1)
3.1.1	Amendment to Articles of Incorporation (2)
3.2	Bylaws (1)
3.2.1	Amendment to Bylaws(3)
10.1	Contract Manufacturing Agreement between SinoFresh HealthCare, Inc. and AccuMed, Inc. (2)
10.2	Proprietary Development, Right of First Refusal and Acquisition Agreement with SinoFresh Research Laboratories, LLC (2)
10.3	Accounts Receivable Financing Agreement with Alliance Financial Capital, Inc. (2)
10.4	Form of Non-Plan Option Agreement (3)
10.5	Consulting Agreement with Dane Solomon (4)
10.6	Consulting Agreement with David Coloris (4)
10.7	Agreement with Moty Herman dated October 21, 2003 (5)
14.1	Code of Ethics (6)
21.1	Subsidiaries of the Registrant
31.1	Certification of Chief Executive Officer/Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer/Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1) Incorporated by reference to Registrant's Form 10-SB, filed on April 29, 2002, File No. 0-49764.

(2) Incorporated by reference to Registrant's Form 10-QSB for the fiscal quarter ended September 30, 2003, filed on November 17, 2003, File No. 0-49764.

(3) Incorporated by reference to Registrant's Form 10-KSB for the fiscal year ended December 31, 2004, filed on March 31, 2005, File No. 0-49764.

(4) Incorporated by reference to Registrant's Form S-8 Registration Statement filed on February 7, 2006, File No. 333-131646.

(5) Incorporated by reference to Registrant's Form 10-KSB for the fiscal year ended December 31, 2003, filed on April 14, 2004, File No. 0-49764.

(6) As disclosed in Item 9, a Code of Ethics will be provided to stockholders upon request.

SINOFRESH HEALTHCARE, INC.
(a corporation)

FINANCIAL STATEMENTS

as of December 31, 2007

In U.S. Dollars

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
SinoFresh HealthCare, Inc.
Venice, Florida

We have audited the accompanying consolidated balance sheet of SinoFresh HealthCare, Inc. and subsidiary (the “Company”) as of December 31, 2007 and the related consolidated statements of operations, changes in stockholders' deficit, and cash flows for each of the two years in the period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SinoFresh HealthCare, Inc. and subsidiary at December 31, 2007, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 1 of the consolidated financial statements, the Company is in default on its debenture obligations, has incurred substantial losses since its inception, has a working capital deficiency at December 31, 2007, and has incurred negative cash flow from operations.  These factors, among others, raise substantial doubt about its ability to continue as a going concern.  Management's plans related to these matters are also described in Note 1.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moore Stephens Lovelace, P.A.
Certified Public Accountants
Orlando, Florida
Dated  May 15, 2008

SINOFRESH HEALTHCARE, INC.
CONSOLIDATED BALANCE SHEET
As of December 31, 2007

ASSETS
CURRENT ASSETS:
Cash	$919
Accounts receivable, net of allowances of $7,426	12,796
Inventory	7,656
Prepaid Expenses	99,933
TOTAL CURRENT ASSETS	121,304

FURNITURE AND EQUIPMENT, NET	17,109
PATENTS, NET	1,826,939
OTHER ASSETS	4,500
$1,969,852

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Convertible debentures	$730,000
Short-term note payable	100,000
Current portion of capital leases	14,260
Accounts payable (including amounts due to related parties of $ 127,213)	1,609,365
Deposit on sale of licensing and distribution rights	661,240
Accrued expenses (including amounts due to related parties of $ 92,146)	1,096,845
TOTAL CURRENT LIABILITIES	4,211,710

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred Stock, no par value; $2 liquidation value per share; 200,000,000 shares authorized:
Series A convertible preferred stock, voting; 858,170 shares authorized,	1,538,753
769,377 shares issued and outstanding
Series B convertible preferred stock, voting; 1,500,000 shares authorized, issued	3,000,000
and outstanding
Series C convertible preferred stock, voting; 1,250,000 shares authorized;	1,423,301
793,000 shares issued and outstanding
Common stock, no par value; 500,000,000 shares authorized; 24,916,110	7,028,774
shares issued and outstanding
Common stock issuable: 4,239,570 shares	800,254
Accumulated deficit	(16,017,876)
Deferred stock-based compensation	(15,064)
TOTAL STOCKHOLDERS’ DEFICIT	(2,241,858)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,969,852

See notes to consolidated financial statements.

SINOFRESH HEALTHCARE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended	Year Ended
	December 31, 2007	December 31, 2006

REVENUE, net	$331,288	$1,083,576

COST OF REVENUE	152,038	537,205

GROSS PROFIT	179,250	546,371

OPERATING EXPENSES
Salaries and other compensation expenses	177,380	906,227
Professional fees	394,491	519,983
Other general and administrative expenses	317,636	383,913
Marketing and advertising expenses	-	56,866
Research and development expenses	-	1,172
Depreciation and amortization	261,801	261,802

TOTAL OPERATING EXPENSES	1,151,308	2,129,963

LOSS FROM OPERATIONS	(972,058)	(1,583,592)

OTHER INCOME (EXPENSE):
Interest, net	(312,387)	(584,387)
Goodwill impairment charge	-	(2,409,401)
Other income (expense)	50,565	(385,651)

TOTAL OTHER EXPENSE	(261,822)	(3,379,439)

LOSS BEFORE INCOME TAXES	(1,233,880)	(4,963,031)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(1,233,880)	$(4,963,031)

NET LOSS PER COMMON SHARE
-Basic and diluted	$(0.06)	$(0.31)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
-Basic and diluted	19,243,118	15,804,742

See notes to consolidated financial statements.

SINOFRESH HEALTHCARE, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

			Preferred Stock
	Common Stock		Series A		Series B		Series C				Total
	Number		Number		Number		Number		Deferred stock-	Accumulated	Stockholders'
	of Shares	Amount	of Shares	Amount	of Shares	Amount	of Shares	Amount	based compensation	Deficit	Deficit
Balance at December 31, 2005	14,505,229	$5,823,421	810,002	$1,620,003	1,500,000	$3,000,000	863,250	$1,549,556	$(63,761)	$(9,820,965)	$2,108,254

Conversion of Series A preferred
to common	31,250	62,500	(31,250)	(62,500)	-	-	-	-	-	-	-

Conversion of Series C preferred
to common	65,000	58,500	-	-	-	-	(32,500)	(58,500)	-	-	-

Issuance of options to employees		304,763							(304,763)		-

Issuance of shares and options
for services	870,000	217,500	-	-	-	-	-	-	-	-	217,500

Amortization of unearned stock
based compensation	-	-	-	-	-	-	-	-	192,981	-	192,981

Issuance of shares to the
Company's 401(K) plan	103,076	25,769									25,769

Conversion of debentures to equity	680,000	170,000	-	-	-	-	-	-	-	-	170,000

Issuance of shares and options
to settle lawsuit	135,000	43,177	-	-	-	-	-	-	-	-	43,177

Net loss, year ended
December 31, 2006	-	-	-	-	-	-	-	-	-	(4,963,031)	(4,963,031)

SINOFRESH HEALTHCARE, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT (CONTINUED)
			Preferred Stock
	Common Stock		Common Stock Issuable		Series A		Series B		Series C				Total
	Number		Number		Number		Number		Number		Deferred stock-	Accumulated	Stockholders'
	of Shares	Amount	of Shares	Amount	of Shares	Amount	of Shares	Amount	of Shares	Amount	based compensation	Deficit	Deficit

Balance at December 31, 2006	16,389,555	$6,705,630	-	$-	778,752	$1,557,503	1,500,000	$3,000,000	830,750	$1,491,056	$(175,543)	$(14,783,996)	$(2,205,350)

Conversion of Series A preferred
to common	9,375	18,750	-	-	(9,375)	(18,750)	-	-	-	-	-	-	$-

Conversion of Series C preferred
to common	75,500	67,755	-	-	-	-	-	-	(37,750)	(67,755)	-	-	$-

Issuance of shares and options
for services and liabilities	1,250,000	117,500	-	-	-	-	-	-	-	-	-	-	$117,500

Sale of unregistered common stock and conversion of debentures plus accrued interest	836,680	147,096	3,499,570	615,254	-	-	-	-	-	-	-	-	$762,350

Amortization of unearned stock
based compensation	-	-	-	-	-	-	-	-	-	-	111,187	-	$111,187

Shares issuable to employees as bonus	-	-	740,000	185,000	-	-	-	-	-	-	-	-	$185,000

Cancellation of options	-	(451,983)	-	-	-	-	-	-	-	-	49,293	-	$(402,690)

Warrants issued to debt holder	-	8,147	-	-	-	-	-	-	-	-	-	-	$8,147

Conversion of debentures to equity	4,075,000	211,979	-	-	-	-	-	-	-	-	-	-	$211,979

Issuance of shares and options
to settle lawsuit	2,280,000	203,900	-	-	-	-	-	-	-	-	-	-	$203,900

Net loss, year ended
December 31, 2007	-	-	-	-	-	-	-	-	-	-	-	(1,233,880)	$(1,233,880)
Balance at December 31, 2007	24,916,110	$7,028,774	4,239,570	$800,254	769,377	$1,538,753	1,500,000	$3,000,000	793,000	$1,423,301	$(15,064)	$(16,017,876)	$(2,241,858)

See Notes to Consolidated Financial Statements

SINOFRESH HEALTHCARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended
	December 31, 2007	December 31, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,233,880)	$(4,963,031)

Adjustments to reconcile net loss to net cash
used in operations:
Amortization of stock, options and warrants issued for services, net of recaptures	(291,504)	242,981
Amortization and depreciation	261,800	261,802
Stock issued as settlement cost	3,900	-
Stock issued as payment for services	24,167	-
Goodwill impairment charge	-	2,409,401
Provision for bad debts	-	22,360
Provision for excess inventory	-	95,380
Amortization of debt discount	-	264,306
Amortization of deferred debt issuance costs	-	177,713
Warrants issued to debt holders	8,147	-
Changes in assets and liabilities:		-
Accounts receivable	146,369	92,901
Inventory	17,979	(8,014)
Other current assets	(3,491)	144,821
Other assets	1,918	-
Accounts payable	229,546	159,162
Accrued expenses	438,111	876,938
Deposit on sale of licensing and distribution rights	82,500	-
NET CASH USED IN OPERATING ACTIVITIES	(314,438)	(223,280)

FINANCING ACTIVITIES:
Proceeds from short-term notes payable	220,000	100,000
Proceeds from sale of unregistered common stock	50,500	-
Proceeds from sale of common stock issuable	67,500	-
Payments on debt and capital leases	(23,530)	(23,870)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	314,470	76,130

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	32	(147,150)

CASH AND CASH EQUIVALENTS - beginning of year	887	148,037
CASH AND CASH EQUIVALENTS - end of year	$919	$887

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$19,821	$78,223

NON-CASH ACTIVITY:
Reduction of accounts payable and accrued liabilites through the issuance
of common stock and stock options	$245,000	$236,446

Conversion of 2007 convertible debentures and related accrued interest into common stock	$211,979	$170,000

Conversion of 2004 convertible debentures and related accrued interest into common stock issuable and a deposit on licensing and distribution rights	$1,223,090	$-

See notes to consolidated financial statements.

SINOFRESH HEALTHCARE, INC.

Notes to Consolidated Financial Statements
For the years ended December 31, 2007 and 2006

NOTE 1: Nature of Business and Summary of Significant Accounting Policies

ORGANIZATION:  SinoFresh HealthCare, Inc., a Florida Corporation (“SinoFresh” or the “Company”) came into existence as a result of a series of events.  The Company's predecessor, SinoFresh HealthCare, Inc. ("SinoFresh – Delaware") was incorporated in the state of Delaware on October 15, 2002. In November 2002 SinoFresh - Delaware entered into an asset purchase agreement (the "Asset Purchase Agreement") whereby it received certain assets and liabilities of SinoFresh Laboratories, Inc. effective at the close of business on November 15, 2002 in exchange for 808,170 shares of its Series A preferred stock.

On September 8, 2003 (the "Merger Date"), SinoFresh  - Delaware, SinoFresh Acquisition Corp. (Acquisition), SinoFresh Corp., formerly known as e-Book Network, Inc., a Florida corporation, and the sole director and majority stockholder of SinoFresh Corp. entered into a Merger Agreement.  In addition, SinoFresh Corp. changed its name to SinoFresh HealthCare, Inc.

Under the Merger Agreement, SinoFresh Corp. acquired all of the outstanding capital stock of SinoFresh – Delaware.

Subsequent to the merger, Acquisition, which changed its name to SinoFresh Corporation, remains the operating subsidiary of the Company.  Since the former shareholders of SinoFresh - Delaware also obtained management control of SinoFresh, the merger transaction was treated as a recapitalization of the Company, with SinoFresh - Delaware as the acquirer for financial accounting purposes.

GOING CONCERN:  The Company's ability to continue as a going concern is subject to substantial doubt and uncertainty due to the Company’s history of losses, current default status on the repayment of debentures (see note 5), significant loss of distribution network, limited financial resources and need for additional working capital to implement the Company's business plan.  In this connection, the Company requires additional funding in order to repay its debentures and to market and distribute its products, exploit the technology underlying its patents, further develop existing and new products, and pay its existing accounts payable.  As a result of the Company being in default on its debenture obligations, substantially all of the Company’s assets are subject to foreclosure by the debenture holders.  On December 31, 2007, the Company had current assets of approximately $121,000 (including cash of approximately $1,000 and current liabilities of approximately $4,211,000.  As a result, the Company's current liquidity is extremely limited and the Company will require a significant amount of additional funding in order to meet its current working capital requirements, including repayment of its debentures.  In order to address these issues, the Company is seeking to raise additional funding through the issuance of debt and equity securities, joint ventures or other arrangements.  Although the Company believes that it will be able to obtain additional funding, there can be no assurance that the Company's efforts will be successful.  The accompanying statements do not include any adjustments that might be necessary if the Company were unable to continue as a going concern.

NATURE OF BUSINESS:  The Company is engaged in the research, development, and marketing of novel therapies to treat inflammatory and infectious diseases and disorders of the upper respiratory system.

ACCOUNTING ESTIMATES: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company's significant estimates and assumptions includes, among other things, significant risks and uncertainties associated with the valuation and the ultimate realizability of its patents carrying value.

CONCENTRATION OF RISK: Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company's investment policy is to invest in low risk, highly liquid investments. At December 31, 2007, approximately seventy-six percent (76%) of gross accounts receivable were due from 4 customers.  Additionally, approximately sixty-seven percent (67%) of the Company's revenues during 2007 were derived from three customers.  In 2006, approximately sixty-eight percent (68%) of the Company’s revenues were derived from four customers.

The Company's business is dependent on its ability to utilize the underlying patents and a third party manufacturer provides all of the Company's manufacturing capacity.  The Company is also dependent on the revenue from the sale of SinoFresh™ Nasal & Sinus Care, its primary product available for sale, which accounted for approximately ninety-nine percent (99%) of its revenues for each of the years ended December 31, 2007 and 2006, respectively.

CASH AND CASH EQUIVALENTS: The Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents.

FAIR VALUE OF FINANCIAL INSTRUMENTS: All financial instruments are carried at amounts that approximate fair value.

ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS:  Accounts receivable results from the sale of the Company's products at sales prices, net of estimated allowances. The Company estimates an allowance for doubtful accounts based on a specific identification basis and additional allowances based on historical collections experience.  Accounts are considered past due when outstanding beyond the stated payment terms.  The Company does not remove from its records any account receivable until all reasonable means of collection have been exhausted and collection does not appear probable.

INVENTORIES: Inventories are valued at the lower of cost (determined on a first-in, first-out basis) or market and are evaluated for product obsolescence on a periodic basis (see note 2).

FURNITURE AND EQUIPMENT:  Furniture and equipment is stated at cost and is depreciated using the straight-line method over five to seven years (see note 3).

PATENTS: Patents are stated at cost and are amortized over thirteen years (the approximate life of the patents on the date of purchase) using the straight-line method (see note 4).  Intangible assets, such as patents, are subject annually, to an impairment evaluation, or interim impairment evaluation if an interim triggering event occurs which indicates that the carrying amount of the patents may not be recoverable.  The Company completed its impairment test of its current patents as of December 31, 2007.  This test was performed internally and consisted of evaluating potential future revenue streams, current market capitalization, shareholder equity values and the estimated market value of such assets.  As a result of the Company’s evaluation, no impairment of the Company’s patents was recognized during 2006 and 2007.

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

GOODWILL: Goodwill represents the excess purchase price and related costs over the fair value assigned to the net tangible and identifiable intangible assets of businesses acquired.  Goodwill is carried at lower of cost or market and is subject annually to an impairment evaluation, or interim impairment evaluation if an interim triggering event occurs which indicates that the carrying amount of goodwill may not be recoverable.  The Company completed its impairment test of existing goodwill as of December 31, 2006. This test was performed internally and consisted of evaluating potential future revenue streams, current market capitalization, shareholder equity values and the estimated market value of such assets.  As a result of the Company’s evaluation, an impairment of goodwill was recognized in the amount of $2,409,401 during 2006.  This amount represented all of the Company’s recorded goodwill.

REVENUE RECOGNITION: In general, revenue from sales is recognized at the time products are shipped less estimated sales returns, certain vendor cooperative promotional costs and other allowances.

MARKETING AND ADVERTISING EXPENSES:Marketing and advertising expenses were limited in the years ended December 31, 2007 and 2006 due to the lack of working capital.  There were no such activities in 2007.  Expenses in 2006 consisted of product promotion costs of $47,927, public relations costs of $2,700 and other internal related marketing costs of $6,239.  All costs for advertising media are expensed in the period in which such media has been presented to its targeted audience.

RESEARCH AND DEVELOPMENT COSTS:  SinoFresh's policy is to expense all research and development expenses as incurred.  Research and development expenses during the years ended December 31, 2007 and 2006 totaled approximately $0 and $1,000, respectively.  Future research and development will be focused on advancing scientific research on existing products as well as planned new product offerings in the health care industry, in general, and in the respiratory and infectious disease category, in particular.  These product offerings may include both over-the-counter and ethical products.  However, substantial research and development costs are not anticipated until outside funding is received for such projects or cash flow from operations is sufficient to support continued programs.  New product development will be supported by clinical studies to ensure the safety and efficaciousness of the Company's products, as well as for line extension derivatives of current and future products.

SALES INCENTIVES AND CONSIDERATION PAID TO RETAILERS: The Company accounts for certain promotional costs such as sales incentives, promotional funds, cooperative advertising, rebates and consumer coupon redemptions as a reduction of net sales. For the years ended December 31, 2007 and 2006, the Company had recorded approximately $168,000 and $501,000, respectively, as a reduction of revenue related to these costs.

SHIPPING AND HANDLING COSTS: Shipping and handling costs are classified as a cost of sales and those billed to customers are recorded as revenue on the consolidated statements of operations.

STOCK-BASED COMPENSATION: Effective January 1, 2006, the Company has transitioned from Accounting Principles Board Opinion (APB) No. 25 “Accounting for Stock Issued to Employees”, to Statement of Financial Accounting Standards No. 123R, “Accounting for Stock-Based Compensation” (SFAS No. 123R).  Using the prospective method under SFAS No. 123R, the Company recorded in the year ended December 31, 2006, approximately $247,000 of deferred stock-based compensation relating to the unamortized balance of options issued prior to 2006.

In addition, the Company recognized an additional amount of compensation expense, using the Black-Scholes valuation model, of approximately $58,000 in deferred stock-based compensation related to options awarded in 2006.  In determining fair market value for options granted during 2006, the Company assumed a risk-free rate of 3%, an expected life of 5 years, volatility ranging from 1.49 to 1.60 and no expected dividends.  The weighted average option grant fair value in 2006 was $0.17 per share.  There were no stock options granted to employees in 2007.

During 2007, 1,067,750 employee stock options were forfeited as a result of the employees’ termination or resignation from the Company.  As a result, per SFAS 123R, the Company recaptured approximately $403,000 of previously recognized stock option compensation expense.  During 2007 and 2006, the Company recognized stock compensation expense of approximately $111,000 and $193,000 for active employees, respectively, relating to the amortization of deferred stock-based compensation.

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

NET INCOME (LOSS) PER SHARE: Basic net income (loss) per share and diluted net income (loss) per share have been computed based upon the weighted average number of common shares outstanding during the year. Assumed common stock equivalents were excluded from the net loss per share computations, as their effect is antidilutive. Common stock equivalents could potentially dilute basic earnings per share in future periods if the Company generates net income.  At December 31, 2007 and 2006, there were 4,239,570 and -0- shares of common stock issuable.  At December 31, 2007 and 2006, there were 7,223,218 and 6,084,793 warrants issued, respectively, to purchase common stock.  At December 31, 2007 and 2006, there were 1,163,681 and 2,231,431 options issued, respectively, to purchase common stock.  At December 31, 2007 and 2006, there were 3,062,377and 3,109,502 preferred shares, respectively, convertible to 5,355,377and 5,440,252 common shares.  At December 31, 2007 and 2006, there were outstanding debentures convertible into 3,959,681 and 6,240,000 common shares.  These equity and debt instruments may dilute future EPS (see note 11).

PRINCIPLES OF CONSOLIDATION:  The consolidated financial statements include the accounts of the Company and its wholly owned operating subsidiary, SinoFresh Corporation. All inter-company balances and transactions have been eliminated in consolidation.

RECLASSIFICATIONS:  Certain amounts in the 2006 financial statements have been reclassified to conform to the 2007 presentation.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board, or FASB, issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 establishes a common definition for fair value to be applied to US GAAP guidance requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We are currently assessing the impact of SFAS No. 157 but do not believe the adoption will have a significant impact on our financial position and results of operations.

On February 15, 2007, the FASB, issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” Under SFAS No. 159, we may elect to report financial instruments and certain other items at fair value on a contract-by-contract basis with changes in value reported in earnings. This election is irrevocable. SFAS No. 159 provides an opportunity to mitigate volatility in reported earnings caused by measuring hedged assets and liabilities that were previously required to use a different accounting method than the related hedging contracts when the complex hedge accounting provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, are not met. SFAS No. 159 is effective for years beginning after November 15, 2007. If we adopt this standard, we do not expect it to have a material effect on our financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB 51, which changes the accounting and reporting for minority interests. Minority interests will be recharacterized as non-controlling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS No. 160 is effective for us beginning January 1, 2009 and will apply prospectively, except for the presentation and disclosure requirements, which will apply retrospectively. We do not expect it to have a material effect on our financial statements.

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), Business Combinations, which replaces SFAS No 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141R is effective for us beginning January 1, 2009. We do not expect it to have a material effect on our financial statements.

NOTE 2: Inventories

Inventories at December 31, 2007 consisted of the following:

Finished Product – nasal spray	$7,656
Less: Allowance for excess inventory	(-0-)
Net inventory	$7,656

The Company has an agreement with a third party, who is a registered Federal Drug Administration and a cGMP (current Good Manufacturing Practices) qualified manufacturer, to manufacture its products.  This agreement expires in August 2008 unless terminated earlier by either party with 90 days notice.

NOTE 3: Furniture and Equipment

Furniture and equipment at December 31, 2007 summarized by major classification is as follows:

Furniture and Fixtures	$75,485
Computer Equipment	73,055
Warehouse Equipment	9,267
Less: Accumulated Depreciation	(140,698)
$17,109

Furniture and equipment included computer and warehouse equipment of approximately $115,000 acquired under capital lease arrangements at December 31, 2007. Depreciation expense for furniture and equipment acquired under capitalized lease arrangements was approximately $23,000 for each of the years ended December 31, 2007 and 2006, respectively.   Total depreciation expense was approximately $31,000 for each of the years ended December 31, 2007 and 2006, respectively.

NOTE 4: Patents

Patents as of December 31, 2007 consist of the following:

Patents	$3,000,000
Less: Accumulated Amortization	(1,173,061)
$1,826,939

Patents are being amortized over 13 years based on the estimated remaining legal life as of the date of the acquisition of such patents. Amortization expense was approximately $231,000 for each of the years ended December 31, 2007 and 2006, respectively.

The estimated aggregate amortization expense for patents for each of the succeeding five calendar years is approximately as follows:

2008	$ 231,000
2009	$ 231,000
2010	$ 231,000
2011	$ 231,000
2012	$ 231,000

The original valuation of the Company's patents was preformed by an independent valuation specialist and involved the use of estimates related to the fair value of the patents.  As of December 31, 2007, the Company has evaluated it patents and has determined that there is no impairment in such asset value.

NOTE 5: Convertible Debentures, Short-term Notes Payable and Capital Leases

On December 7, 2004, the Company obtained financing in the total amount of $1,830,000 through the sale of two-year Senior Secured 6% Convertible Debentures (the "Debentures") to various institutional and private investors.  The Debentures, which matured on December 6, 2006, are collateralized by all of the assets of the Company and its operating subsidiary, SinoFresh Corporation (including the Company's patents and trademarks); and, the Debentures are currently convertible at a conversion price of $.1933 per share, subject to certain anti-dilution provisions contained in the terms of the Debentures.  The Company reserves the right to require conversion of the Debentures at any time after an effective registration statement if the closing bid price of the Company's stock exceeds 300% of the conversion price then in effect for a period of 20 consecutive trading days.  Interest is payable quarterly in arrears in cash; however, the Company may make interest payments with common stock so long as the market price of the common stock at such time is at least 115% of the then effective conversion price.  The Company's subsidiary, SinoFresh Corporation, entered into a guaranty agreement with the investors, guaranteeing the Company's performance under the financing documents.

As an inducement to the Debenture holders, 1,663,645 warrants were issued and are currently exercisable at a price of $0.1933, subject to certain anti-dilution provisions contained in the terms of the Debentures.  Debenture proceeds allocated to these warrants totaled $610,000 and were reflected as a debt discount against the value of the total Debenture proceeds.  The debt discount was amortized to interest expense over the original 24-month term of the Debentures.

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

On December 6, 2006 the Company defaulted on its principal and interest obligations due under the debenture agreement.  In accordance with the debenture agreement, upon default, the interest rate increased to 15% as of the default date and the Company also incurred a penalty of $397,490 which equated to 25% of the outstanding principal and interest as of the default date.  The penalty was recorded as a liability under accrued expenses.

On June 9, 2006, the Company entered into an unsecured loan agreement with a non-affiliated third party in the amount of $100,000.  According to the loan provisions, the principal and interest totaling $120,000 was due on July 31, 2006.  The Company is currently in default on the repayment of this loan.

During the year ended December 31, 2007, the Company obtained financing in the total amount of $220,000 through the sale of 18-month Unsecured 10% Convertible Debentures.  The Debentures are convertible into common shares at prices ranging from $.04 to $.08 per share.  Total common shares issuable pursuant to these Debentures are 4,387,500 shares.  As of December 31, 2007, $195,000 plus accrued interest has been converted into 4,075,000 shares of common stock which have been issued.   Interest is payable annually in arrears in cash.  The Company reserved the right to require conversion of the Debentures and outstanding interest, at any time, if the closing bid price of the Company’s stock equals or exceeds $0.10 for a period of 20 consecutive trading days.  The Company also reserved the right to redeem the Debentures, in whole, at any time or times, on not less than thirteen (13) months after execution of the Agreement, upon payment of one hundred ten percent (110%) of the principal.

At December 31, 2007, debt obligations consisted of the following:

Secured convertible debentures	$705,000
Convertible debentures	25,000
Short-term note payable	100,000
Capital lease obligations	14,260
$844,260
Less current portion	844,260
Long-term debt	$-0-

NOTE 6:  Deposit on Sale of Licensing and Distribution Rights

In May 2007 the Company entered into a Memorandum of Understanding (“MOU”) with Beneficial Healthcare (“Investors”) that provided for an equity investment of up to $5.0 million in exchange for 25,000,000 common shares of the Company.  Razek Azizi, a director of our Company, is the President of Beneficial Healthcare and has sole voting and dispositive power over Beneficial Healthcare.  The MOU further provided for:

1.
Investors to be granted a 50% interest in profits generated from all sales outside of North America, including but not limited to technology transfer fees, royalties, and licensing fees upon the Company’s receipt of the full $5,000,000.

2.	Investors to be granted private licensing and distribution rights to sell the Company’s products in all territories outside of North America upon their infusion of the full $5,000,000 investment.
3.	Settlement and retirement of outstanding convertible debentures.
4.	Completion of the Phase II components of drug development for Antibiotic Resistant Staphylococcus Aureus (MRSA).
5.	Sales and marketing budget.
6.	Product manufacturing and operations for national distribution.
7.	Settlement and payoff of unsecured debt.
8.	Grant of three (3) board seats of a (5)-member board seat of the Company.

Investment thereto is subject to mutual agreement among the parties as to the form and content of the final documentation with respect to any such investment.  The total investments contemplated by the MOU were to occur not later than July 9, 2007.  However, by verbal agreement between the Investors and the Company, the MOU was effectively extended through the end of the 2007 and the Investors continued to invest into the Company, and the Company continued to accept the investments, under the same terms and conditions contained within the MOU.

The Company received an initial investment of $200,500 during the year ended December 31, 2007 in exchange for 1,002,500 issuable common shares.  The shares were recorded at their market price on the date of investment and the difference between the market price and the $0.20 issuance rate agreed to in the MOU has been treated as a deposit towards the sale of licensing and distribution rights.

In August 2007, the Investors acquired certain outstanding convertible debentures issued by the Company having a face value of $1,255,000 plus accrued interest approximating $528,000, directly from third party debenture holders through a private sale. Such debentures matured on December 6, 2007 and are currently in default.  As part of the MOU agreement, the Company and the Investors agreed to convert $855,000 of the debentures, plus accrued penalties and interest into 3,333,750 shares of common stock. The issuable shares were recorded at the conversion rate prescribed by the underlying convertible debenture agreements with the difference from the converted debentures’ face value, plus related accrued interest and penalties, being recorded as a deposit towards the sale of licensing and distribution rights. The deposit will be recognized as revenue upon the Company’s receipt of the full $5 million anticipated by the MOU and the transfer of the rights. At December 31, 2007, 836,680 of these common shares have been issued and 3,499,750 are pending issuance, which will occur upon direction from the investors.

As of December 31, 2007 the Investors have a remaining balance of convertible debentures with a face value of $400,000, plus previously accrued interest and penalties that, will entitle them to convert the debentures at $0.20 per share.

NOTE 7: Stockholders' Equity

Common Stock

The holders of SinoFresh's common stock are entitled to equal dividends and distributions per share with respect to the common stock when, as and if, declared by the board of directors from funds legally available therefore.  No holders of common stock have a pre-emptive right to subscribe for any of our securities, nor are any common shares subject to redemption or convertible into other securities.  Upon our liquidation, dissolution or winding-up, and after payment of creditors and preferred shareholders, if any, our assets will be divided pro rata on a share-for-share basis among the holders of the shares of common stock.  Each share of the common stock is entitled to one vote with respect to the election of any director or any other matter upon which shareholders are required or permitted to vote.  We have authorized 500,000,000 shares of no par value common stock.

During 2007, 1,250,000 common shares were issued in exchange for various services and liabilities, 2,280,000 common shares were issued to resolve legal matters and 836,680 common shares were issued as part of a sale of common stock.  In addition, 9,375 Series A preferred shares were converted into 9,375 shares of common stock, 37,750 Series C preferred shares were converted into 75,500 shares of common stock and $195,000 in convertible debentures plus related accrued interest were converted into 4,075,000 shares of common stock.

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

Convertible Debentures

As of December 31, 2007, the Company had $730,000 outstanding principal in connection with convertible debenture agreements which are eligible for conversion into 3,959,681 shares of common stock (see notes 5).

Warrants and Stock Options

Warrants

In connection with the December 2004 debenture financing, we issued to the debenture holders and a placement agent warrants to purchase shares of our common stock.  The warrants, which expire on December 6, 2009, contain anti-dilution provisions under which the number of shares issuable upon exercise of the warrants and the exercise price will be adjusted upon the issuance of common stock or securities convertible into or exercisable for common stock at prices lower than the then effective exercise price of the warrants, the occurrence of stock splits, stock distributions, and other corporate events.  As a result of dilutive issuances during 2006 and 2007, outstanding warrants connected with this financing increased from 1,951,645 warrants to 5,984,773 as of December 31, 2007 and had exercise prices decrease from $0.25 per share, as of December 31, 2006 to $0.1933 per share.

 We have outstanding additional warrants to purchase a total of 1,238,445 shares of common stock.  The warrants were issued in private placements and to consultants and vendors in respect of services.  The warrants have exercise prices ranging from $0.09 to $7.00 per share, and expire at varying times from September 2008 through January 2012.  The warrants contain registration rights.

The weighted average exercise price of the Company’s 7,223,218 outstanding warrants as of December 31, 2007 is $0.68.

Non-Plan Stock Options

We have additional outstanding options to purchase 357,681 shares of common stock to independent consultants and other service providers at exercise prices ranging from $0.25 to $1.50 per share.  All of these options are currently exercisable and expire at varying times between September 2008 and September 2011.

The weighted average exercise price of the Company’s 357,681 outstanding non-plan stock options as of December 31, 2007 is $0.84.

Plan Stock Options

We have reserved for options under our 2002 Stock Option Plan 3,000,000 shares of common stock.  As of December 31, 2007, there were outstanding options under the Plan for 806,000 shares of common stock, at exercise prices ranging from $0.25 to $1.00 per share.  Stock options issued to employees are valued based on the Black-Scholes method and are expensed over the vesting period of the option.

Plan stock option activity was as follows during the years ended December 31, 2007 and 2006.

	Options	Weighted Average Exercise Price
Outstanding at December 31, 2005	1,528,750	$0.92
Options granted	345,000	$0.25
Exercised	--	--
Expired or cancelled	--	--
Outstanding – December 31, 2006	1,873,750	$0.33
Options granted	--	--
Exercised	--	--
Expired or cancelled	(1,067,750)	$0.26
Outstanding – at December 31, 2007	806,000	$0.44

Exercisable as of December 31, 2007	615,168	$0.49

No options were issued in 2007.  There was no intrinsic value associated with outstanding plan options as of December 31, 2007.

The following table summarizes information about options outstanding at December 31, 2007:

Exercise Price	Number of Shares	Weighted Average Contractual Life (in years)	Exercisable Options
$0.25	606,000	1.91	415,168
$1.00	200,000	2.62	200,000
	806,000	2.08	615,168

As of December 31, 2007, compensation costs related to unvested plan options totaled approximately $15,000.  The weighted average period over which the total compensation cost related to unvested plan options is expected to be recognized is 0.72 years.

NOTE 8: Related Party Information

A director of the Company is the principal owner of a law firm that provided services to the Company through early 2007.  The expenses incurred to that law firm were approximately $101,000 and $74,000 for the years ended December 31, 2007 and 2006, respectively.  As of December 31, 2007, the Company had $92,000 recorded in accrued liabilities due to this firm.

The Company leased its former facility from an entity currently controlled by one of the Company's former officers, and spouse of the CEO.  Rent related to this facility totaled $71,000 and $77,000 for the years ended December 31, 2007 and 2006, respectively (see note 9).  As of December 31, 2007, the Company had approximately $93,000 recorded in accounts payable due to this entity.  This lease agreement was cancelled by mutual agreement in 2007.

NOTE 9: Commitments and Contingencies

The Company is subject to operating leases for the use of certain office equipment.  Rental expense under these leases, amounted to approximately $7,000 and $7,000 for the years ended December 31, 2007 and 2006, respectively.   Future minimum noncancellable lease payments under the Company’s operating leases are as follows:

The Company leases its current office space under a six month lease agreement.  Monthly rent is $2,268, including taxes.

The Company has an employment agreement with its Chief Executive Officer (CEO), which provides, among other things, that if the Company issues additional shares, the CEO shall receive options for the purchase of shares of the Company such that the CEO shall maintain no less than 15% ownership of the Company. This agreement expired on December 1, 2007 and has not been renewed or renegotiated as of December 31, 2007.

From time to time, the Company is subjected to other disputes, litigation or proceedings in connection with its business, as either a plaintiff or defendant.  There are no such pending legal proceedings to which the Company is a party that, in the opinion of management, is likely to have a material adverse effect on the Company's business, financial condition or results of operations.

The Company has a retirement plan, which management believes qualifies as a deferred compensation plan (the “Plan”) under Section 401(k) of the Internal Revenue Code.  All employees over the age of 18 are eligible to participate in the Plan once they have been employed for a minimum of 90 days.  The Company contributes 3% of the eligible participant’s W-2 wages in the form of either cash or Company stock.  Company contributions charged to wages and related expenses for the year ended December 31, 2007 and 2006 approximated $9,000 and $16,000, respectively.

NOTE 10: Income Taxes

At December 31, 2007, net operating losses available to be carried forward for federal income tax purposes are approximately $13.1 million expiring in various amounts through 2027.  Utilization of SinoFresh's net operating losses may be subject to substantial annual limitation in the event of ownership changes under the provisions of the Internal Revenue Code and similar state provisions.  Such annual limitation could result in the expiration of the net operating loss before utilization.

The following table is a reconciliation of the estimated U.S. statutory income tax rate and the effective income tax rate included in the accompanying financial statements for the years ended December 31, 2007 and 2006:

	2007	2006
Estimated statutory tax rate	(37.6%)	(37.6%)
Increase (reduction) in rates resulting from:
Other non-deductible	1.3	0.3
Losses for which no benefit is recorded	36.3	37.3
Effective tax rate	0.0%	0.0%

The Company had a deferred tax asset of approximately $5.5 million and $5.1 million as of December 31, 2007 and 2006, respectively, which primarily consisted of the potential benefit related to its net operating loss carryforwards. A valuation allowance is provided to reduce the deferred tax asset to the amount that is estimated more likely than not to be realized. The Company has established a valuation allowance for the entire deferred tax asset due to its recurring losses since the Company’s inception. The Company’s valuation allowance increased approximately $400K during the year ended December 31, 2007.

No income taxes were paid during 2007 or 2006.

NOTE 11: Fourth Quarter Adjustment

During the third quarter of the year ended December 31, 2007, the Company recorded a deposit on sale of licensing and distribution rights of $1,229,997 and common shares issuable of $200,850 resulting from its MOU with the Investors(see Note 6).  This amount consisted of (1) funds received in excess of the fair market value of common stock issued and (2) the benefit obtained from the conversion of debentures into common stock at a conversion rate in excess of the conversion rate determined by the debenture agreement (the Debenture Agreement Conversion Rate).  The Company has determined it utilized an inaccurate Debenture Agreement Conversion Rate at that point in time.  The effect of this adjustment as of September 30, 2007 would be to increase common stock issuable to $769,607 and to decrease deposit on sale of licensing and distribution rights to $661,240.  There was no effect on the number of shares issuable, or on net loss or net loss per common share as a result of this adjustment..

NOTE 12: Subsequent Events

Effective February 5, 2008, Bruce Simpson resigned from his position as a member of the Board of Directors.  Razek Azizi was appointed to the Board on February 5, 2008 to replace Mr. Simpson.  Mr. Azizi is the representative of the Investors, with whom the Company has executed the MOU in May 2007.  In February 2008, the Company terminated the MOU with the Investors.  The Company and the Investors are negotiating a new agreement.  Subsequent to year end, the Investors invested an additional $280,000 directly into the Company.  Additionally, in March 2008, the Investors purchased from a third party, convertible debentures having a face value of $305,000.  The Investors now own 100% of the Company’s outstanding secured convertible debentures.  Such debentures matured on December 6, 2006 and are currently in default.  As a result of such transaction, the Investors are a senior secured debt holder of the Company with a lien on all assets of the Company.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, SinoFresh HealthCare, Inc. has duly caused this annual report to be signed on its behalf by the undersigned thereunto duly authorized.

SINOFRESH HEALTHCARE, INC.

Date: May 15, 2008	By:	/s/ Charles A. Fust
Charles A. Fust
Chairman of the Board and Chief Executive Officer (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on its behalf of SinoFresh HealthCare, Inc. and in the capacities indicated.

Signature	Title	Date

/s/ Charles A. Fust	Chairman of the Board and Chief Executive Officer	May 15, 2008
Charles A. Fust	(Principal Executive Officer and Principal Accounting Officer)

/s/ Thomas Fitzgerald	Director	May 15, 2008
Thomas Fitzgerald

/s/ David Otto	Director	May 15, 2008
David Otto

/s/ Razik Azizi	Director	May 15, 2008
Terry Ritter	Director