Form 10-Q
period 2008-03-31
SINOFRESH HEALTHCARE INC
filed 2008-06-18
CIK 1171596

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.  20549

FORM 10-Q

☑ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2008
or
☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ______ to ______

0-49764
(Commission File No.)

SINOFRESH HEALTHCARE, INC.
(Exact name of registrant as specified in its charter)

Florida	65 – 1082270
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

787 Commerce Drive
Venice, Florida 34292
 (Address of principal executive offices)

 (Issuer's telephone number, including area code)

Indicate by mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       Yes ☑  No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (check one):
Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☐     Smaller Reporting Company  ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑

As of June 16, 2008 there were 25,541,110 shares of the Company’s common stock outstanding.

Table of Contents

SINOFRESH HEALTHCARE, INC.

PART I - FINANCIAL STATEMENTS

SINOFRESH HEALTHCARE, INC.
CONDENSED BALANCE SHEETS
(unaudited)

	March 31, 2008	December 31, 2007

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$18,657	$919
Accounts receivable, net of allowances of $7,426 and $7,426	1,689	12,796
Inventory, net	-	7,656
Prepaid expenses	33,600	99,933
TOTAL CURRENT ASSETS	53,946	121,304

FURNITURE AND EQUIPMENT, NET	11,600	17,109
PATENTS, NET	1,769,247	1,826,939
OTHER ASSETS	4,500	4,500
TOTAL ASSETS	$1,839,293	$1,969,852

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Current portion of capital leases	$8,220	$14,260
Short-term note payable and advances	100,000	100,000
Convertible debentures, net of unamortized debt discounts	730,000	730,000
Accounts payable (including amounts due to related parties of $127,213 and $127,213)	1,601,335	1,609,365
Accrued expenses (including amounts due to related parties of $92,146 and $92,146)	1,097,770	1,096,845
Deposit on sale on licensing and distribution rights	705,990	661,240
TOTAL CURRENT LIABILITIES	4,243,315	4,211,710

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS’ EQUITY:
Common stock, no par value; 500,000,000 shares authorized; 25,441,110 and 24,916,110
shares issued and outstanding	7,102,774	7,028,774
Common stock issuable 4,789,570 and 4,239,570 shares	865,504	800,254
Preferred stock, no par value; $2 liquidation value per share 200,000,000 shares authorized:
Series A convertible preferred stock, voting; 858,170 shares authorized, 769,377
shares issued and outstanding	1,538,753	1,538,753
Series B convertible preferred stock, voting; 1,500,000 shares authorized, issued
and outstanding	3,000,000	3,000,000
Series C convertible preferred stock, voting; 1,250,000 shares authorized; 799,500 shares
issued and outstanding	1,423,301	1,423,301
Accumulated deficit	(16,323,741)	(16,017,876)
Deferred stock-based compensation	(10,613)	(15,064)
TOTAL STOCKHOLDERS’ DEFICIT	(2,404,022)	(2,241,858)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,839,293	$1,969,852

See notes to condensed financial statements.

SINOFRESH HEALTHCARE, INC.
CONDENSED STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended March 31,
	2008	2007

REVENUE, net	$49,276	$189,516

COST OF REVENUE	9,284	61,255

GROSS PROFIT	39,992	128,261
OPERATING EXPENSES
Salaries and other compensation expense	74,749	182,304
Professional fees	145,941	192,166
Other general and administrative expenses	25,016	81,197
Depreciation and amortization	63,201	65,450

TOTAL OPERATING EXPENSES	308,907	521,117

INCOME (LOSS) FROM OPERATIONS	(268,915)	(392,856)

OTHER INCOME (EXPENSE):
Interest, net	(39,145)	(86,146)
Other income (expense)	2,301	50,005

TOTAL OTHER INCOME (EXPENSE)	(36,844)	(36,141)

NET INCOME (LOSS)
BEFORE INCOME TAXES	(305,759)	(428,997)

PROVISION FOR INCOME TAXES	-	-

NET INCOME (LOSS)	$(305,759)	$(428,997)

NET INCOME (LOSS)
PER COMMON SHARE
-basic and diluted	$(0.01)	$(0.03)

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING
-basic and diluted	25,291,110	16,581,777

See notes to condensed financial statements.

SINOFRESH HEALTHCARE, INC.
CONDENSED STATEMENTS OF CASH FLOWS (unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2008	March 31, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(305,864)	$(428,997)
Adjustments to reconcile net loss to net cash
used in operations:
Stock, options and warrants issued for services	60,451	32,248
Amortization and depreciation	63,201	65,450
Stock issued as payment for interest	18,000	-
Warrants issued as discount on advances	-	8,147
Changes in assets and liabilities:
Accounts receivable	11,107	134,387
Inventory	7,656	24,488
Other current assets	66,333	(31,079)
Accounts payable	(8,031)	39,219
Accrued expenses	925	36,028
NET CASH USED IN OPERATING ACTIVITIES	(86,222)	(120,109)

FINANCING ACTIVITIES:
Proceeds from short-term notes payable	-	195,000
Proceeds from common stock issuable	110,000	-
Payments on long-term debt and capital leases	(6,040)	(6,027)
NET CASH PROVIDED BY FINANCING ACTIVITIES	103,960	188,973

NET INCREASE IN CASH	17,738	68,864

CASH AND CASH EQUIVALENTS - beginning of period	919	887
CASH AND CASH EQUIVALENTS - end of period	$18,657	$69,751

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$-	$12,694

NON-CASH ACTIVITY:
Reduction of accounts payable and accrued expenses through the
issuance of common stock.	$35,000	$45,000

See notes to condensed financial statements.

SinoFresh HealthCare, Inc.

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

The Company's ability to continue as a going concern is subject to uncertainty due to the Company’s history of losses, current default status on the repayment of debentures, significant loss of distribution network, limited financial resources and need for additional working capital to implement the Company's business plan.  The Company requires additional funding in order to repay its debentures and to market and distribute its products, exploit the technology underlying its patents, further develop existing and new products, and pay its other existing current liabilities.

On March 31, 2008, the Company had current assets of approximately $54,000 (including cash and cash equivalents of approximately $19,000) and current liabilities of approximately $4,243,000.  As a result, the Company's current liquidity is extremely limited and the Company will require a significant amount of additional funding in order to meet its current working capital requirements, including repayment of its debentures.  In order to address these issues, the Company is attempting to acquire additional funding through the issuance of debt and equity securities, joint ventures or other arrangements.  Although the Company believes that it will be able to obtain additional funding, there can be no assurance that the Company's efforts will be successful.  The accompanying statements do not include any adjustments that might be necessary if the Company were unable to continue as a going concern.

In the opinion of management, all adjustments, consisting of normal recurring adjustments, have been made in the March 31, 2008 and 2007 financial statements, which are necessary for a fair financial statement presentation. The results for the three months ended March 31, 2008 and 2007 are not necessarily indicative of financial operations for the full year.

For further information, refer to the financial statements and footnotes included in the Company’s Annual Report on Form 10-KSB as filed with the Securities and Exchange Commission for the year ended December 31, 2007.

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

Patents are stated at cost and are amortized over thirteen years (the approximate life of the patents on the date of purchase) using the straight-line method.  Intangible assets, such as patents, are subject annually, to an impairment evaluation, or interim impairment evaluation if an interim triggering event occurs which indicates that the carrying amount of the patents may not be recoverable.  The Company completed its impairment test of its current patents as of December 31, 2007.  This test was performed internally and consisted of evaluating potential future revenue streams, current market capitalization, shareholder equity values and the estimated market value of such assets.  As a result of the Company’s evaluation, no impairment of the Company’s patents was recognized.

Note 2. Notes Payable

On June 9, 2006, the Company entered into an unsecured loan agreement with a non-affiliated third party in the amount of $100,000.  According to the loan provisions, the principal and interest totaling $120,000 was due on July 31, 2006. The Company is currently in default on the repayment of this loan.

During 2007, the Company obtained financing in the total amount of $220,000 through the sale of 18-month Unsecured 10% Convertible Debentures.  The Debentures are convertible into common shares at prices ranging from $.04 to $.08 per share.  Total common shares issuable pursuant to these Debentures are 4,387,500 shares. As of March 31, 2008, holders converted $195,000 of the Debentures into 4,075,000 common shares.  Interest is payable annually in arrears in cash.  The Company reserved the right to require conversion of the Debentures and outstanding interest, at any time, if the closing bid price of the Company’s common stock equals or exceeds $0.10 for a period of 20 consecutive trading days.  The Company also reserved the right to redeem the Debentures, in whole, at any time or times, not less than thirteen (13) months after the date of the Debenture, upon payment of one hundred ten percent (110%) of the principal.

Note 3. Shareholders’ Equity (Deficit)

During the first three months of 2008, the Company issued 400,000 shares of the Company’s common stock as payment for consulting services.  Additionally, the Company issued 125,000 shares of the Company’s common stock as payment of interest to two unrelated parties.

Note 4.  Deposit on Sale of Licensing and Distribution Rights

In May 2007, the Company entered into a Memorandum of Understanding (“MOU”) with Beneficial Healthcare (“Investors”) that provided for an equity investment of up to $5.0 million in exchange for 25,000,000 common shares of the Company.  Razek Azizi, a director of our Company, is the President of Beneficial Healthcare and has sole voting and dispositive power over Beneficial Healthcare.  The MOU further provided for:

1.
Investors to be granted a 50% interest in profits generated from all sales outside of North America, including but not limited to technology transfer fees, royalties, and licensing fees upon the Company’s receipt of the full $5,000,000.

2.	Investors to be granted private licensing and distribution rights to sell the Company’s products in all territories outside of North America upon their infusion of the full $5,000,000 investment.
3.	Settlement and retirement of outstanding convertible debentures.
4.	Completion of the Phase II components of drug development for Antibiotic Resistant Staphylococcus Aureus (MRSA).
5.	Sales and marketing budget.
6.	Product manufacturing and operations for national distribution.
7.	Settlement and payoff of unsecured debt.
8.	Grant of three (3) board seats of a five (5)-member board seat of the Company.

Investment thereto is subject to mutual agreement among the parties as to the form and content of the final documentation with respect to any such investment.  The total investments contemplated by the MOU were to occur not later than July 9, 2007.  However, by verbal agreement between the Investors and the Company, the MOU was effectively extended through the end of 2007 and the Investors continued to make investments in the Company, and the Company continued to accept the investments, under the same terms and conditions contained within the MOU. In February 2008, the Company terminated the MOU with the Investors.  The Company and the Investors are negotiating a new agreement.

The Company received an initial investment of $200,500 during the year ended December 31, 2007 in exchange for 1,002,500 issuable common shares.  During the three months ended March 31, 2008, the Company received additional investments of $110,000, in exchange for 550,000 issuable common shares.  The shares were recorded at their market price on the date of investment and the difference between the market price and the $0.20 issuance rate has been treated as a deposit towards the sale of licensing and distribution rights.

In August 2007, the Investors acquired certain outstanding convertible debentures issued by the Company having a face value of $1,255,000 plus accrued interest approximating $528,000, directly from third party debenture holders through a private sale. Such debentures matured on December 6, 2007 and are currently in default.  As part of the MOU, the Company and the Investors agreed to convert $855,000 of the debentures, plus accrued penalties and interest into 3,333,750 shares of common stock. The issuable shares were recorded at the conversion rate prescribed by the underlying convertible debenture agreements with the difference from the converted debentures’ face value, plus related accrued interest and penalties, being recorded as a deposit towards the sale of licensing and distribution rights. The deposit will be recognized as revenue upon the Company’s receipt of the full $5 million anticipated by the MOU and the transfer of the rights. At March 31, 2008, 836,680 of these common shares have been issued and 4,049,570 are pending issuance, which will occur upon direction from the investors.

As of December 31, 2007, the Investors held remaining convertible debentures with a face value of $400,000, plus previously accrued interest and penalties that will entitle them to convert the debentures at $0.20 per share.  In March 2008, the Investors purchased from a third party, additional convertible debentures having a face value of $305,000.  As of March 31, 2008, the Investors now own 100% of the Company’s outstanding secured convertible debentures.  Such debentures matured on December 6, 2006 and are currently in default.  As a result of such transaction, the Investors are the sole senior secured debt holders of the Company with a lien on all assets of the Company.

Note 5. Stock-Based Compensation

Effective January 1, 2006, the Company transitioned from Accounting Principles Board Opinion (APB) No. 25 "Accounting for Stock Issued to Employees," to Statement of Financial Accounting Standards No. 123R, "Accounting for Stock-Based Compensation", (SFAS No. 123R).

The Company recognized stock compensation expense related to previously issued employee stock options of approximately $4,000 and $32,000 for the three months ended March 31, 2008 and 2007, respectively.

For the three months ended March 31, 2008, the Company issued 400,000 shares as compensation to two consultants.  These shares had a market value of approximately $56,000 as of the date of issuance.

There have been no options issued to employees in 2008 or 2007.

The fair value of each stock option or warrant granted to non-employees is estimated on the measurement date using the fair value method of SFAS 123R.

Note 6. Related Party Information

The Company leased its former facility from an entity currently controlled by one of the Company's former officers, and spouse of the CEO.  Rent related to this facility totaled $0 and $19,000 for the three months ended March 31, 2008 and 2007, respectively.  As of March 31, 2008, the Company had approximately $127,000 recorded in accounts payable due to this entity.  This lease agreement was cancelled by mutual agreement in 2007.

A director of the Company is the principal owner of a law firm that provided services to the Company through early 2007.  The expenses incurred to that law firm were approximately $0 and $68,000 for the three months ended March 31, 2008 and 2007, respectively.  As of March 31, 2008, the Company had approximately $92,000 recorded in accrued liabilities due to this firm.

Item 2. Management’s Discussion and Analysis or Plan of Operations

Forward-Looking Statements and Associated Risks

THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS FORWARD-LOOKING STATEMENTS THAT HAVE BEEN MADE PURSUANT TO THE PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. THESE FORWARD-LOOKING STATEMENTS ARE BASED ON MANAGEMENT’S CURRENT EXPECTATIONS, ESTIMATES AND PROJECTIONS, BELIEFS AND ASSUMPTIONS. WORDS SUCH AS “ANTICIPATES,"   "EXPECTS,"   "INTENDS,"   "PLANS,"  "BELIEVES,"  "SEEKS," "ESTIMATES,” VARIATIONS OF SUCH WORDS AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. THESE STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND ARE SUBJECT TO CERTAIN RISKS, UNCERTAINTIES AND ASSUMPTIONS THAT ARE DIFFICULT TO PREDICT; THEREFORE, ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE EXPRESSED OR FORECASTED IN ANY SUCH FORWARD-LOOKING STATEMENTS. THESE RISKS AND UNCERTAINTIES INCLUDE THOSE DISCUSSED IN “PART II - ITEM 6 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS – RISK FACTORS” CONTAINED IN THE COMPANY’S FORM 10-KSB FOR THE YEAR ENDED DECEMBER 31, 2007, AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION. UNLESS REQUIRED BY LAW, THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE PUBLICLY ANY FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE.  INVESTORS SHOULD REVIEW THIS QUARTERLY REPORT IN COMBINATION WITH THE COMPANY’S ANNUAL REPORT ON FORM 10-KSB IN ORDER TO HAVE A MORE COMPLETE UNDERSTANDING OF THE PRINCIPAL RISKS ASSOCIATED WITH AN INVESTMENT IN THE COMPANY’S STOCK.

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

The principal outlets for our products are national drug and food retailers, including CVS, Osco Drug, Publix Super Markets, Rite Aid, and Sav-on Drugs.

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

Results of Operations for the three month period ended March 31, 2008 and March 31, 2007.

Revenues decreased from $189,516 to $49,276 for the three months ended March 31, 2008 and 2007, respectively.  The Company believes that the decrease was a combination of the lack of marketing and advertising activities and the elimination of incentive programs such as rebates that were offered in 2006.  In addition, the Company lost distribution to Walgreens in the third quarter of 2007.

Gross profit for the first quarter of 2008 was $39,992 (or 81%), compared to $128,261 (or 68%) for the first quarter of 2007.  The higher gross profit percentage in 2008 is primarily due to lower product returns and broker fees.

Salaries and other compensation expenses decreased from $182,304 to $74,749 for the three months ended March 31, 2008 and 2007, respectively.  These decreases are a result of reduced stock-based compensation and also specific reductions in personnel in order to streamline its organization and to reduce administrative costs.

Professional fees were $144,703 and $192,166 for the three months ended March 31, 2008 and 2007.

Other general and administrative expenses decreased from $81,197 to $26,145 for the three months ended March 31, 2008 and 2007, respectively, due to a reduction in certain insurance premiums and other costs.

Depreciation and amortization totaled $63,201 and $65,450 for the three months ended March 31, 2008 and 2007, respectively.  These expenses principally consist of amortization of patent costs.

Net interest expense decreased from $86,146 to $39,359 for the three months ended March 31, 2008 and 2007, respectively.  The decrease is attributable to lower levels of interest bearing debentures outstanding in 2008 versus 2007.

Other income totaled $2,301 and $50,005 for the three months ended March 31, 2008 and 2007.  Other income in 2007 consisted primarily of a non-refundable deposit that was forfeited by a party interested in acquiring certain assets of the Company.

As a result of the factors discussed above, we had a net loss of $305,864 ($0.01 per basic share) compared to net loss of $428,997 ($0.03 per share) for the three months ended March 31, 2008 and 2007, respectively.

As of March 31, 2008, we had total assets of $1.8 million, liabilities of $4.2 million and stockholders’ deficit of $2.4 million.  Our working capital deficit was approximately $4.1 million as of March 31, 2008.

Inflation and currency fluctuations have not previously had a material impact upon our results of operations and are not expected to have a material impact in the near future.

Liquidity and Capital Resources

During the first three months of 2008, the Company's cash and cash equivalents increased approximately $17,000, to $18,657 at March 31, 2008. The Company's current liquidity is extremely limited and the Company will require a significant amount of additional funding in order to meet its current working capital requirements, including repayment of its debentures.  In order to address these issues, the Company is attempting to obtain additional funding through the issuance of debt and equity securities, joint ventures or other arrangements.  Although the Company believes that it will be able to obtain additional funding, there can be no assurance that the Company's efforts will be successful.

On June 9, 2006, the Company entered into an unsecured loan agreement with a non-affiliated third party in the amount of $100,000.  According to the loan provisions, the principal and interest totaling $120,000 was due on July 31, 2006.  The Company is currently in default on the repayment of this loan.

During 2007, the Company obtained financing in the total amount of $220,000 through the sale of 18-month Unsecured 10% convertible debentures (the “Debentures”).  The Debentures are convertible into common shares at prices ranging from $.04 to $.08 per share.  Total common shares issuable pursuant to these Debentures are 4,387,500 shares. As of March 31, 2008, holders converted $195,000 of the Debentures into 4,075,000 common shares.  Interest is payable annually in arrears in cash.  The Company reserved the right to require conversion of the Debentures and outstanding interest, at any time, if the closing bid price of the Company’s common stock equals or exceeds $0.10 for a period of 20 consecutive trading days.  The Company also reserved the right to redeem the Debentures, in whole, at any time or times, not less than thirteen (13) months after of the Debenture, upon payment of one hundred ten percent (110%) of the principal.

Pursuant to a Memorandum of Understanding (the “MOU”) that was terminated in February 2008, the terms of which are more fully described in Note 4 to the Financial Statements contained in this Form 10-QSB, the Company received an initial investment of $200,500 during the year ended December 31, 2007 in exchange for 1,002,500 common shares.  During the three months ended March 31, 2008, the Company received additional investments of $110,000, in exchange for 550,000 common shares.  The shares were recorded at their market price on the date of investment and the difference between the market price and the $0.20 issuance rate has been treated as a deposit towards the sale of licensing and distribution rights to sell the Company’s products in all territories in North America upon the infusion of a total of $5 million.

In August 2007, a group of new investors (the “Investors”) acquired certain outstanding convertible debentures issued by the Company having a face value of $1,255,000 plus accrued interest approximating $528,000, directly from third party debenture holders through a private sale. Such debentures matured on December 6, 2007 and are currently in default.  As part of the MOU, the Company and the Investors agreed to convert $855,000 of the debentures, plus accrued penalties and interest into 3,333,750 shares of common stock. The issuable shares were recorded at the conversion rate prescribed by the underlying convertible debenture agreements with the difference from the converted debentures’ face value, plus related accrued interest and penalties, being recorded as a deposit towards the sale of licensing and distribution rights to the Company’s products in all territories outside of North America. The deposit will be recognized as revenue upon the Company’s receipt of the full $5 million anticipated by the MOU and the transfer of the rights. At March 31, 2008, 836,680 of these common shares have been issued and 4,049,570 are pending conversion, which will occur upon direction from the investors.

As of December 31, 2007, the Investors held remaining convertible debentures with a face value of $400,000, plus previously accrued interest and penalties that, will entitle them to convert the debentures at $0.20 per share.  In March 2008, the Investors purchased from a third party, additional convertible debentures having a face value of $305,000.  At March 31, 2008, the Investors now own 100% of the Company’s outstanding secured convertible debentures.  Such debentures matured on December 6, 2006 and are currently in default.  As a result of such transaction, the Investors are the sole senior secured debt holders of the Company with a lien on all assets of the Company.

Item 3.   Qualitative and Quantitative Disclosures about Market Risk

Not applicable to smaller reporting companies

Item 4T.  Controls and Procedures

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting.  As defined under Sections 13a – 15(e) and 15d –15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the Certifying Officer, to allow timely decisions regarding required disclosures.

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

Changes in Internal Controls Over Financial Reporting

During the quarterly period covered by this report, there were no changes in the Company's internal controls over financial reporting that materially affected, or are reasonable likely to materially affect, the Company's internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time, the Company may be a party to litigation or proceedings in connection with its business, as either a plaintiff or defendant. As of the date of this report, there were no such pending legal proceeding to which the Company is a party that, in the opinion of management, is likely to have a materially adverse effect on the Company’s business, financial condition or results of operations.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the first quarter of 2008, the Company issued 400,000 shares of common stock to a consultant in payment for consulting services provided to the Company.  Additionally, the Company issued 125,000 shares of common stock as interest payment to two unrelated parties. The issuance of shares of common stock was not registered under the Securities Act of 1933, as amended (the "Securities Act"), in reliance upon the exemptions from the registration requirements of the Securities Act set forth in Section 4(2).

Item 3.  Defaults on Senior Securities

The Company is in default on its principal and interest obligations due under a senior secured debenture agreement as a result of its failure to repay the debenture on its maturity date of December 6, 2006.  The total amount due as of March 31, 2008 including principal, interest and penalties was approximately $1,075,000.  The debentures are collateralized by all of the Company’s assets.    The notification gives the debenture holders the right to sell the Company’s assets if a suitable buyer is found.  The Company will continue to work amicably with the debenture holders in order to either obtain a modification of the debenture terms or secure additional capital in order to satisfy the debenture obligation.  However, no assurance can be made that the Company will be successful in this effort.

Item 6.  Exhibits

(a)	Exhibits

31.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15(d)-14(a) on page X-1.
32.1	Certification pursuant to 18 U.S.C. §1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 on page X-2.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SINOFRESH HEALTHCARE, INC.

June 18, 2008	By:	/s/ Charles A. Fust
Charles A. Fust
Chairman of the Board, Chief Executive Officer (principal executive officer), Acting Chief Financial Officer (principal financial officer)