Form 10-Q
period 2008-06-30
SINOFRESH HEALTHCARE INC
filed 2008-08-14
CIK 1171596

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.  20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2008
or
☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ______ to ______

000-49764
(Commission File No.)

SINOFRESH HEALTHCARE, INC.
(Exact name of registrant as specified in its charter)

Florida	65 – 1082270
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

787 Commerce Drive Venice, Florida 34292	34292
(Address of principal executive offices)	(Zip Code.)

(941) 488-6464
 (Issuer's telephone number, including area code)

Indicate by mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

As of August 12, 2008 there were 26,616,110 shares of the Company’s common stock outstanding.

Table of Contents

SINOFRESH HEALTHCARE, INC.

PART I - FINANCIAL STATEMENTS

SINOFRESH HEALTHCARE, INC.
CONDENSED BALANCE SHEETS

	June 30, 2008
	(unaudited)	December 31, 2007

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,215	$919
Accounts receivable, net of allowances of $7,426 and $7,426	71,181	12,796
Inventory, net	5,645	7,656
Other current assets	41,604	99,933
TOTAL CURRENT ASSETS	122,645	121,304

FURNITURE AND EQUIPMENT, NET	5,192	17,109
PATENTS, NET	1,711,555	1,826,939
OTHER ASSETS	4,500	4,500
TOTAL ASSETS	$1,843,892	$1,969,852

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Current portion of capital leases	$2,073	$14,260
Short-term note payable and advances	125,000	125,000
Convertible debentures, net of unamortized debt discounts	705,000	705,000
Accounts payable (including amounts due to related parties of $79,383 and $127,213)	1,574,093	1,609,365
Accrued expenses (including amounts due to related parties of $92,146 and $92,146)	1,240,657	1,096,845
Deposit on sale of licensing and distribution rights	822,078	661,240
TOTAL CURRENT LIABILITIES	4,468,901	4,211,710

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS’ DEFICIT:
Common stock, no par value; 500,000,000 shares authorized; 25,616,110 and 24,916,110
shares issued and outstanding.	7,365,995	7,028,774
Common stock issuable: 5,781,820 and 4,239,570 shares	947,866	800,254
Preferred stock, no par value; $2 liquidation value per share 200,000,000 shares authorized:
Series A convertible preferred stock, voting; 858,170 shares authorized, 769,377 and
769,377 shares issued and outstanding	1,538,753	1,538,753
Series B convertible preferred stock, voting; 1,500,000 and 1,500,000 shares authorized
issued and outstanding	3,000,000	3,000,000
Series C convertible preferred stock, voting; 1,250,000 shares authorized; 755,500 and
793,000 share issued and outstanding	1,355,995	1,423,301
Accumulated deficit	(16,781,443)	(16,017,876)
Deferred stock-based compensation	(52,175)	(15,064)
TOTAL STOCKHOLDERS’ DEFICIT	(2,625,009)	(2,241,858)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,843,892	$1,969,852

See notes to condensed financial statements.

SINOFRESH HEALTHCARE, INC.
CONDENSED STATEMENTS OF OPERATIONS (unaudited)

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007

REVENUE, net	$51,169	$114,900	$100,445	$304,416

COST OF REVENUE	13,424	43,089	22,708	104,344

GROSS PROFIT	37,745	71,811	77,737	200,072

OPERATING EXPENSES
Salaries and other compensation expense	242,931	157,681	317,680	339,985
Professional fees	94,510	76,406	240,451	268,572
Other general and administrative expenses	24,728	92,285	49,744	173,482
Research and development expenses	34,150	-	34,150	-
Depreciation and amortization	64,101	65,450	127,302	130,900

TOTAL OPERATING EXPENSES	460,420	391,822	769,327	912,939

LOSS FROM OPERATIONS	(422,675)	(320,011)	(691,590)	(712,867)

OTHER INCOME (EXPENSE):
Interest, net	(35,410)	(80,605)	(74,555)	(166,751)
Other income	277	7	2,578	50,012

TOTAL OTHER INCOME (EXPENSE), NET	(35,133)	(80,598)	(71,977)	(116,739)

LOSS BEFORE INCOME TAXES	(457,808)	(400,609)	(763,567)	(829,606)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$(457,808)	$(400,609)	$(763,567)	$(829,606)

NET LOSS PER COMMON SHARE
-basic and diluted	$(0.02)	$(0.02)	$(0.03)	$(0.05)

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING
-basic and diluted	25,529,572	17,496,533	25,353,132	17,041,682

See notes to condensed financial statements.

SINOFRESH HEALTHCARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six Months Ended	Six Months Ended
	June 30, 2008	June 30, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(763,567)	$(829,606)
Adjustments to reconcile net loss to net cash
used in operations:
Stock, options and warrants issued for services	150,804	60,813
Amortization and depreciation	127,302	130,900
Stock issued as settlement cost	-	3,900
Stock issued as payment for services	64,000	-
Stock issued as payment of interest	18,000	-
Warrants issued in connection with advances	-	8,147
Changes in assets and liabilities:
Accounts receivable	(58,385)	143,203
Inventory	2,011	12,379
Other current assets	58,329	-
Other assets	-	(19,738)
Accounts payable	(35,273)	94,169
Accrued expenses	143,812	271,197
NET CASH USED IN OPERATING ACTIVITIES	(292,967)	(124,636)

FINANCING ACTIVITIES:
Proceeds from short-term notes payable	-	220,000
Proceeds from common stock issuable	308,450	-
Payments on long-term debt and capital leases	(12,187)	(11,759)
NET CASH PROVIDED BY FINANCING ACTIVITIES	296,263	208,241

NET INCREASE IN CASH	3,296	83,605

CASH AND CASH EQUIVALENTS - beginning of period	919	887
CASH AND CASH EQUIVALENTS - end of period	$4,215	$84,492

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$-	$17,399

NON-CASH ACTIVITY:
Reduction of accounts payable and accrued expenses through the issuance of common stock.	$82,000	$245,000
Deposit on sale of licensing and distribution rights through
the issuance of common stock	$160,838	$-

See notes to condensed consolidated financial statements.

SinoFresh HealthCare, Inc.
Notes to Unaudited Condensed Financial Statements
June 30, 2008

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

The Company's ability to continue as a going concern is subject to substantial doubt due to the Company’s history of losses, current default status on the repayment of debentures, limited financial resources and need for additional working capital to implement the Company's business plan.  The Company requires additional funding in order to repay its debentures and to market and distribute its products, exploit the technology underlying its patents, further develop existing and new products, and pay its other existing current liabilities.

On June 30, 2008, the Company had current assets of approximately $123,000 (including cash and cash equivalents of approximately $4,000) and current liabilities of approximately $4,469,000.  As a result, the Company's current liquidity is extremely limited and the Company will require a significant amount of additional funding in order to meet its current working capital requirements, including repayment of its debentures.  To address these issues, the Company is attempting to acquire additional funding through the issuance of debt and equity securities, joint ventures or other arrangements.  Although the Company believes that it will be able to obtain additional funding, there can be no assurance that the Company's efforts will be successful.  The accompanying statements do not include any adjustments that might be necessary if the Company were unable to continue as a going concern.

In the opinion of management, all adjustments, consisting of normal recurring adjustments, have been made in the June 30, 2008 and 2007 financial statements, which are necessary for a fair financial statement presentation. The results for the three and six months ended June 30, 2008 and 2007 are not necessarily indicative of financial operations for the full year.

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

During 2007, the Company obtained financing in the total amount of $220,000 through the sale of 18-month Unsecured 10% Convertible Debentures.  The Debentures are convertible into common shares at prices ranging from $.04 to $.08 per share.  Total common shares issuable pursuant to these Debentures are 4,387,500 shares. As of June 30, 2008, holders converted $195,000 of the Debentures into 4,075,000 common shares.  Interest is payable annually in arrears in cash.  The Company reserved the right to require conversion of the Debentures and outstanding interest, at any time, if the closing bid price of the Company’s common stock equals or exceeds $0.10 for a period of 20 consecutive trading days.  The Company also reserved the right to redeem the Debentures, in whole, at any time or times, not less than thirteen (13) months after the date of the Debenture, upon payment of one hundred ten percent (110%) of the principal.

Note 3. Shareholders’ Equity (Deficit)

During the first six months of 2008, the Company issued 400,000 shares of the its common stock (with a market value of approximately $56,000) as payment for consulting services and 100,000 shares of the Its common stock (with a market value of approximately $8,000) as payment for legal services.  Additionally, the Company issued 125,000 shares of common stock (with a market value of approximately $18,000) as payment of interest to two unrelated parties.

The Company issued 75,000 shares of its common stock upon conversion of 37,500 of its Series C convertible preferred stock.

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

The Company received an initial investment of $200,500 during the year ended December 31, 2007 in exchange for 1,002,500 issuable common shares.  During the six months ended June 30, 2008, the Company received additional investments totaling $308,450, in exchange for 1,542,250 issuable common shares.  The shares were recorded at their market price on the date of investment and the difference between the market price and the $0.20 issuance rate has been treated as a deposit towards the sale of licensing and distribution rights.

In August 2007, the Investors acquired certain outstanding convertible debentures issued by the Company having a face value of $1,255,000 plus accrued interest approximating $528,000, directly from third party debenture holders through a private sale. Such debentures matured on December 6, 2007 and are currently in default.  As part of the MOU, the Company and the Investors agreed to convert $855,000 of the debentures, plus accrued penalties and interest into 3,333,750 shares of common stock. The issuable shares were recorded at the conversion rate prescribed by the underlying convertible debenture agreements with the difference from the converted debentures’ face value, plus related accrued interest and penalties, being recorded as a deposit towards the sale of licensing and distribution rights. The deposit will be recognized as revenue upon the Company’s receipt of the full $5 million anticipated by the MOU and the transfer of the rights. At June 30, 2008, 836,680 of these common shares have been issued and 5,016,820 are pending issuance, which will occur upon direction from the Investors. During July 2008, the Company issued 1,000,000 common shares to the Investors.

As of December 31, 2007, the Investors held remaining convertible debentures with a face value of $400,000, plus previously accrued interest and penalties that will entitle them to convert the debentures at $0.20 per share.  In March 2008, the Investors purchased from a third party, additional convertible debentures having a face value of $305,000.  As of June 30, 2008, the Investors now own 100% of the Company’s outstanding secured convertible debentures.  Such debentures matured on December 6, 2006 and are currently in default.  As a result of such transaction, the Investors are the sole senior secured debt holders of the Company with a lien on all assets of the Company.

Note 5. Stock-Based Compensation

Effective January 1, 2006, the Company transitioned from Accounting Principles Board Opinion (APB) No. 25 "Accounting for Stock Issued to Employees," to Statement of Financial Accounting Standards No. 123R, "Accounting for Stock-Based Compensation", (SFAS No. 123R).

The Company recognized stock compensation expense related to previously issued employee stock options of approximately $91,000 and $29,000 for the three months ended June 30, 2008 and 2007, respectively.  The Company recognized stock compensation expense related to previously issued employee stock options of approximately $151,000 and $61,000 for the six months ended June 30, 2008 and 2007, respectively.

During the three and six months ended June 30, 2008, the Company issued 1,250,000 options to an employee.  These options have an exercise price of $0.17 (equal to market value on date of grant, have a five year term and will vest as follows – 600,000 on date of grant, 350,000 vest on July 1, 2008 and 300,000 vest on January 1, 2009.  No options were issued to employees in 2007.

The fair value of each stock option or warrant granted to non-employees is estimated on the measurement date using the fair value method of SFAS 123R.

Note 6: Related Party Information

The Company leased its former facility from an entity currently controlled by one of the Company's former officers, and spouse of the CEO.  Rent related to this facility totaled $71,000 for the year ended December 31, 2007. As of June 30, 2008, the Company had approximately $79,000 recorded in accounts payable due to this entity.  This lease agreement was cancelled by mutual agreement in 2007.

A director of the Company is the principal owner of a law firm that provided services to the Company through 2007.  The expenses incurred to that law firm were approximately $101,000 for the year ended December 31, 2007.  As of June 30, 2008, the Company had $92,000 recorded in accrued liabilities due to this firm.

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

The Company initiated discussions with FDA seeking guidance for a New Drug application (NDA) process for a therapeutic nasal spray based upon SinoFresh® Nasal & Sinus Care. The Company is seeking direction from Food and Drug Administration (FDA) relative to the approval process leading to its nasal spray for treatment of and/or reduction in the symptoms of certain diseases. The Company held an initial meeting with the FDA in 2005 to discuss and Investigational New Drug Application (‘INDA”) for the nasal spray and will next seek to gain FDA approval of the required protocol prior to initiating clinical work.  Assuming that the safety and efficacy of the nasal spray are demonstrated in these clinical studies, the Company would seek FDA approval of the nasal spray under an NDA.  The Company anticipates that conducting the clinical trials and obtaining FDA approval for the nasal spray will require substantial resources (including additional capital) and may take several years.  There is no assurance that FDA will approve an NDA for the Company's therapeutic nasal spray or that the Company can obtain sufficient funding to underwrite the cost of obtaining FDA approval.

The Company currently outsources the manufacturing of its products to an FDA approved contract-manufacturing facility.

           Our shares are traded on the Over-the-Counter-Bulletin Board under the symbol “SFSH.OB.”

Results of Operations for the three month periods ended June 30, 2008 and June 30, 2007.

Revenues decreased from $114,900 to $51,169 for the three months ended June 30, 2008 and 2007, respectively.  The Company believes that the decrease was due to a combination of the lack of marketing and advertising activities, the elimination of incentive programs such as rebates that were offered in 2007, and the Company lost distribution to Walgreens in the third quarter of 2007.

Gross profit for the second quarter of 2008 was $37,745 (or 74%), compared to $71,811 (or 63%) for the second quarter of 2007.  The higher gross profit percentage in 2008 is primarily due to lower product returns and broker fees.

Salaries and other compensation expenses increased from $157,681 to $242,931 for the three months ended June 30, 2008 and 2007, respectively.  The increase is a result of increased stock-based compensation associated with a 2008 option grant, which was partially offset by reductions in personnel in order to streamline its organization and to reduce administrative costs.

Professional fees were $94,510 and $76,406 for the three months ended June 30, 2008 and 2007.

Other general and administrative expenses decreased from $92,285 to $24,728 for the three months ended June 30, 2008 and 2007, respectively, due to a reduction in certain insurance premiums and other costs.

Research and development expenses were $34,150 and $0 for the three months ended June 30, 2008 and 2007, respectively.  The increase in the 2008 expenses relates to the Company’s efforts to validate the use of the Company’s current product - SinoFresh Nasal and Sinus Care - as a treatment for other pathogens.

Depreciation and amortization totaled $64,101 and $65,450 for the three months ended June 30, 2008 and 2007, respectively.  These expenses principally consist of amortization of patent costs.

Net interest expense decreased from $80,605 to $35,410 for the three months ended June 30, 2008 and 2007, respectively.  The decrease is attributable to lower levels of interest bearing debentures outstanding in 2008 versus 2007.

As a result of the factors discussed above, we had a net loss of $457,808 ($0.02 per share) compared to net loss of $400,609 ($0.02 per share) for the three months ended June 30, 2008 and 2007, respectively.

Results of Operations for the six month periods ended June 30, 2008 and June 30, 2007.

Revenues decreased from $304,416 to $100,445 for the six months ended June 30, 2008 and 2007, respectively.  The Company believes that the decrease was due to a combination of the lack of marketing and advertising activities, the elimination of incentive programs such as rebates that were offered in 2007, and the Company lost distribution to Walgreens in the third quarter of 2007.

Gross profit for the first six months of 2008 was $77,737 (or 77%), compared to $200,072 (or 66%) for the first six months of 2007.  The higher gross profit percentage in 2008 is primarily due to lower product returns and broker fees.

Salaries and other compensation expenses decreased to $317,680 from $339,985 for the six months ended June 30, 2008 and 2007, respectively.  The decrease is a result of reductions in personnel in order to streamline its organization and to reduce administrative costs offset by increased stock-based compensation associated with a 2008 option grant.

Professional fees were $240,451 and $268,572 for the six months ended June 30, 2008 and 2007.

Other general and administrative expenses were $49,744 and $173,482 for the six months ended June 30, 2008 and 2007.  The reduction in these expenses is due to a lowering of certain insurance premiums and other costs.

Research and development expenses were $34,150 and $0 for the three months ended June 30, 2008 and 2007, respectively.  The increase in the 2008 expenses relates to the Company’s efforts to validate the use of the Company’s current product - SinoFresh Nasal and Sinus Care - as a treatment for other pathogens.

Depreciation and amortization totaled $127,302 and $130,900 for the six months ended June 30, 2008 and 2007, respectively.  These expenses principally consist of amortization of patent costs.

Net interest expense was $74,555 and $166,751 for the six months ended June 30, 2008 and 2007, respectively.  The decrease is attributable to lower levels of interest bearing debentures outstanding in 2008 versus 2007.

Other income totaled $2,578 and $50,012 for the six months ended June 30, 2008 and 2007.  Other income in 2007 consisted primarily of a non-refundable deposit that was forfeited by a party interested in acquiring certain assets of the Company.

As a result of the factors discussed above, we had a net loss of $763,566 ($0.03 per share) compared to net loss of $829,606 ($0.05 per share) for the six months ended June 30, 2008 and 2007, respectively.

As of June 30, 2008, we had total assets of $1.8 million, liabilities of $4.4 million and stockholders’ deficit of $2.6 million.  Our working capital deficit was approximately $4.3 million as of June 30, 2008.

Inflation and currency fluctuations have not previously had a material impact upon our results of operations and are not expected to have a material impact in the near future.

Liquidity and Capital Resources

During the first six months of 2008, the Company's cash and cash equivalents increased approximately $3,000 to $4,215 at June 30, 2008. The Company's current liquidity is extremely limited and the Company will require a significant amount of additional funding in order to meet its current working capital requirements, including repayment of its debentures.  To address these issues, the Company is attempting to obtain additional funding through the issuance of debt and equity securities, joint ventures or other arrangements.  Although the Company believes that it will be able to obtain additional funding, there can be no assurance that the Company's efforts will be successful.

On June 9, 2006, the Company entered into an unsecured loan agreement with a non-affiliated third party in the amount of $100,000.  According to the loan provisions, the principal and interest totaling $120,000 was due on July 31, 2006.  The Company is currently in default on the repayment of this loan.

During 2007, the Company obtained financing in the total amount of $220,000 through the sale of 18-month Unsecured 10% convertible debentures (the “Debentures”).  The Debentures are convertible into common shares at prices ranging from $.04 to $.08 per share.  Total common shares issuable pursuant to these Debentures are 4,387,500 shares. As of June 30, 2008, holders converted $195,000 of the Debentures into 4,075,000 common shares.  Interest is payable annually in arrears in cash.  The Company reserved the right to require conversion of the Debentures and outstanding interest, at any time, if the closing bid price of the Company’s common stock equals or exceeds $0.10 for a period of 20 consecutive trading days.  The Company also reserved the right to redeem the Debentures, in whole, at any time or times, not less than thirteen (13) months after of the Debenture, upon payment of one hundred ten percent (110%) of the principal.

Pursuant to a Memorandum of Understanding (the “MOU”) that was terminated in February 2008, the terms of which are more fully described in Note 4 to the Financial Statements contained in this Form 10-Q, the Company received an initial investment of $200,500 during the year ended December 31, 2007 in exchange for 1,002,500 common shares.  During the six months ended June 30, 2008, the Company received additional investments of $308,450, in exchange for 1,542,250 common shares.  The shares were recorded at their market price on the date of investment and the difference between the market price and the $0.20 issuance rate has been treated as a deposit towards the sale of licensing and distribution rights to sell the Company’s products in all territories in North America upon the infusion of a total of $5 million.

In August 2007, a group of new investors (the “Investors”) acquired certain outstanding convertible debentures issued by the Company having a face value of $1,255,000 plus accrued interest approximating $528,000, directly from third party debenture holders through a private sale. Such debentures matured on December 6, 2007 and are currently in default.  As part of the MOU, the Company and the Investors agreed to convert $855,000 of the debentures, plus accrued penalties and interest into 3,333,750 shares of common stock. The issuable shares were recorded at the conversion rate prescribed by the underlying convertible debenture agreements with the difference from the converted debentures’ face value, plus related accrued interest and penalties, being recorded as a deposit towards the sale of licensing and distribution rights to the Company’s products in all territories outside of North America. The deposit will be recognized as revenue upon the Company’s receipt of the full $5 million anticipated by the MOU and the transfer of the rights. At June 30, 2008, 836,680 of these common shares have been issued and 5,016,820 are pending conversion, which will occur upon direction from the Investors. During July 2008, the Company issued 1,000,000 common shares to the Investors.

As of December 31, 2007, the Investors held remaining convertible debentures with a face value of $400,000, plus previously accrued interest and penalties that, will entitle them to convert the debentures at $0.20 per share.  In March 2008, the Investors purchased from a third party, additional convertible debentures having a face value of $305,000.  At June 30, 2008, the Investors now own 100% of the Company’s outstanding secured convertible debentures.  Such debentures matured on December 6, 2006 and are currently in default.  As a result of such transaction, the Investors are the sole senior secured debt holders of the Company with a lien on all assets of the Company.

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements as of June 30, 2008.

Item 3. Qualitative and Quantitative Disclosures about Market Risk

Not applicable to smaller reporting companies

Item 4T. Controls and Procedures

Disclosure Controls

We carried out an evaluation required by Rule 13a-15(b) of the Securities Exchange Act of 1934 or the Exchange Act under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.

Disclosure controls and procedures are designed with the objective of ensuring that (i) information required to be disclosed in an issuer's reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) information is accumulated and communicated to management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

The evaluation of our disclosure controls and procedures included a review of our objectives and processes and effect on the information generated for use in this Report. This type of evaluation is done quarterly so that the conclusions concerning the effectiveness of these controls can be reported in our periodic reports filed with the SEC. We intend to maintain these controls as processes that may be appropriately modified as circumstances warrant.

Based on their evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures are effective in timely alerting them to material information which is required to be included in our periodic reports filed with the SEC as of the filing of this Report.

Management does not expect that our disclosure controls and procedures will prevent or detect all error and fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objective will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected.

           Changes in Internal Controls Over Financial Reporting

There have not been  any changes in our internal controls over financial reporting (as defined in Exhange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the first six months of 2008, the Company issued 400,000 shares of common stock to a consultant in payment for consulting services and 100,000 shares of common stock to an attorney for legal services provided to the Company.  These shares had a market value of approximately $64,000 as of the date of issuance.  Additionally, the Company issued 125,000 shares of common stock as interest payment to two unrelated parties. The issuance of shares of common stock was not registered under the Securities Act of 1933, as amended (the "Securities Act"), in reliance upon the exemptions from the registration requirements of the Securities Act set forth in Section 4(2) and in Regulation D.

Item 3.  Defaults on Senior Securities

The Company is in default on its principal and interest obligations due under a senior secured debenture agreement as a result of its failure to repay the debenture on its maturity date of December 6, 2006.  The total amount due as of June 30, 2008 including principal, interest and penalties was approximately $1,110,000.  The debentures are collateralized by all of the Company’s assets. The notification gives the debenture holders the right to sell the Company’s assets if a suitable buyer is found.  The Company will continue to work amicably with the debenture holders in order to either obtain a modification of the debenture terms or secure additional capital in order to satisfy the debenture obligation.  However, no assurance can be made that the Company will be successful in this effort.

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
SINOFRESH HEALTHCARE, INC.Chief Executive Officer (principal executive officer), Acting Chief Financial Officer (acting principal financial officer)

SINOFRESH HEALTHCARE, INC.

Date: August 14, 2008	By:	/s/ Charles A. Fust
Charles A. Fust
Chief Executive Officer (principal executive officer), Acting Chief Financial Officer (acting principal financial officer)