Form 10-K/A
period 2007-12-31
SINOFRESH HEALTHCARE INC
filed 2008-09-22
CIK 1171596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB/A

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________

Commission file number 000-49764

Sinofresh Healthcare, Inc.
-------------------------------------------------------------------------------------------------------------
(Name of small business issuer in its charter)

FLORIDA	65 – 1082270
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

787 COMMERCE DRIVE, VENICE, FLORIDA	34292
(Address of principal executive offices)	(Zip Code)

Issuer's Telephone Number, including area code: (941) 488-6464

Securities registered under Section 12(b)
of the Securities Exchange Act of 1934:

NONE

Securities registered under Section 12(g)
of the Securities Exchange Act of 1934:

COMMON STOCK, NO PAR VALUE

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.   ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b2 of the Exchange Act).  Yes  ☐ No ☒

Issuer's revenues for its most recent fiscal year were $343,789.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as May 13, 2008 was approximately $912,000.

As of May 13, 2008, there were 25,641,110 shares of the issuer's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the documents from which parts thereof have been incorporated by reference and the part of the Form 10-KSB into which such information is incorporated: None.

EXPLANATORY NOTE

SinoFresh Healthcare, Inc. (the “Company”) is filing this Amendment on Form 10-KSB/A (“Amendment No. 1”) which amends our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007, as filed with the Securities and Exchange Commission  (“SEC”) on May 15, 2008 (the “Annual Report”), which amends and restates Item 8A Controls and Procedures in order to include a management report on its assessment of the Company’s internal control over financial reporting as required by Item 8A(T) of Part II of the Annual Report.  Except for the foregoing amended information, Amendment No. 1, together with the Annual Report, continues to describe conditions as of the date of the original filing of the Annual Report, and has not been updated to reflect events that occurred at a later date.  Accordingly, this Amendment No. 1 should be read in conjunction with the Company’s SEC Filings made subsequent to the filing of the Annual Report.

ITEM 8A(T).          CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. Disclosure controls and procedures reporting as promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) Rules 13a-15(e) and 15d-15(e) are defined as controls and procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including our Chief Executive Officer and acting Chief Financial Officer (the “Certifying Officer”), or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management, under the supervision and with the participation of our Certifying Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Report.  Our management has concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this Annual Report because we did not timely report our management's assessment of our internal control over financial reporting, as such term is defined in Rule 13a-15(f).

Management's annual report on internal control over financial reporting. Our management, under the supervision of our Certifying Officer is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) and 15a-15(f) of the Exchange Act.

Internal control over financial reporting is promulgated under the Exchange Act as a process designed by, or under the supervision of, our Certifying Officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Our management, with the participation of our Certifying Officer, evaluated the effectiveness of the Company's internal control over financial reporting as of December 31, 2007. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this evaluation, our management, with the participation of the Certifying Officer, concluded that, as of December 31, 2007, our internal control over financial reporting was not effective.  Specifically, management has identified the following deficiencies: The Company has not properly segregated duties as one or two individuals initiate, authorize, and complete all transactions.  The Company has not implemented measures that would prevent the individuals from overriding the internal control system.  The Company does not have an audit committee composed of independent directors or any individual on the audit committee qualified as an Audit Committee Financial Expert, as that term is defined by the rules of the Securities and Exchange Commission (“SEC”) and in compliance with the Sarbanes-Oxley Act of 2002.  Further, the Company lacks a Chief Financial Officer and Controller who is primarily responsible for our public disclosures such as financial reporting and oversight of the internal control over financial reporting.  It is the Company’s intent to remedy these deficiencies as adequate working capital is raised and available to fund the segregation of duties.  Also, the Company anticipates it would be able to attract an Audit Committee Financial Expert onto its Board upon reaching certain capital/cash objectives.

The Company does not believe that these control deficiencies have resulted in deficient financial reporting.  The Chief Executive Officer is aware of his responsibilities under the SEC’s reporting requirements and personally certifies that the financial statements fairly present the financial condition, results of operations and cash flows of the Company as of, and for, the periods covered by this Annual Report.  In November 2007, the Company hired an independent consulting firm to assist the Company in preparing the financial statements for our periodic reporting.  In September 2008, the Company’s independent consulting firm assisted the CEO in evaluating its internal control over financial reporting using the framework set forth in COSO.  Due to the size and nature of the Company and its business, segregation of all conflicting duties may not always be possible and may not be economically feasible.

Because of its inherent limitation, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting.  Further, there were changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 of the Exchange Act that is reasonably likely to materially affect the Company’s internal control over financial reporting.  In October 2007, the Company’s Controller resigned.  In November 2007, the Company retained an independent consulting firm to assist the Company to prepare its financial statements for the fourth quarter and for the year ended December 31, 2007.

This Report does not include an attestation report of our registered public accounting firm regarding our internal control over financial reporting. The disclosure contained under this Item 8A(T) was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only the disclosure under this Item 8A(T) in this Report.

Item 15. Exhibits, Financial Statement Schedules.

Number	Description

31.1	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)(**)
32.1	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)(**)

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, SinoFresh HealthCare, Inc. has duly caused this annual report to be signed on its behalf by the undersigned thereunto duly authorized.

SINOFRESH HEALTHCARE, INC.

Date: September 19, 2008	By:	/s/ Charles A. Fust
Charles A. Fust
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on its behalf of SinoFresh HealthCare, Inc. and in the capacities indicated.

Signature	Title	Date

/s/ Charles A. Fust	Chairman of the Board and Chief Executive Officer	September 19, 2008
Charles A. Fust	(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

/s/ Thomas Fitzgerald	Director	September 19, 2008
Thomas Fitzgerald

/s/ David Otto	Director	September 19, 2008
David Otto

/s/ Razik Azizi	Director	September 19, 2008
Razik Azizi