Form 10-Q
period 2008-09-30
SINOFRESH HEALTHCARE INC
filed 2008-11-19
CIK 1171596

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.  20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2008

or

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

As of November 14, 2008 there were 28,871,110 shares of the Company’s common stock outstanding.

Table of Contents
SINOFRESH HEALTHCARE, INC.

PART I - FINANCIAL INFORMATION

Comment to financial statements.

The Company has not obtained a review of the interim financial statements by an independent accountant using professional review standards and procedures, although such a review is required by the Securities Exchange Commission. The Company will amend its filing upon the completion of the review by the independent accountant, which review is pending.

Item 1. Financial Statement

SINOFRESH HEALTHCARE, INC.
CONDENSED BALANCE SHEETS

	September 30, 2008
	(unaudited)	December 31, 2007

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$427	$919
Accounts receivable, net of allowances of $7,426 and $7,426	12,097	12,796
Inventory, net	13,549	7,656
Other current assets	93,168	99,933
TOTAL CURRENT ASSETS	119,241	121,304

FURNITURE AND EQUIPMENT, NET	-	17,109
PATENTS, NET	1,653,862	1,826,939
OTHER ASSETS	4,500	4,500
TOTAL ASSETS	$1,777,603	$1,969,852

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Current portion of capital leases	$-	$14,260
Short-term note payable and advances	125,000	125,000
Convertible debentures, net of unamortized debt discounts	705,000	705,000
Accounts payable (including amounts due to related parties of $79,383 and $127,213)	1,638,438	1,609,365
Accrued expenses (including amounts due to related parties of $92,146 and $92,146)	1,257,132	1,096,845
Deposit on sale of licensing and distribution rights	892,468	661,240
TOTAL CURRENT LIABILITIES	4,618,038	4,211,710

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS’ EQUITY:
Common stock, no par value; 500,000,000 shares authorized; 26,616,110 and 24,916,110
shares issued and outstanding.	7,541,802	7,028,774
Common stock issuable: 5,297,393 and 4,239,570 shares	804,782	800,254
Preferred stock, no par value; $2 liquidation value per share 200,000,000 shares authorized:
Series A convertible preferred stock, voting; 858,170 shares authorized, 769,377 and
769,377 shares issued and outstanding	1,538,753	1,538,753
Series B convertible preferred stock, voting; 1,500,000 and 1,500,000 shares authorized
issued and outstanding	3,000,000	3,000,000
Series C convertible preferred stock, voting; 1,250,000 shares authorized; 755,500 and
793,000 share issued and outstanding	1,355,995	1,423,301
Accumulated deficit	(17,055,679)	(16,017,876)
Deferred stock-based compensation	(26,088)	(15,064)
TOTAL STOCKHOLDERS’ DEFICIT	(2,840,435)	(2,241,858)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,777,603	$1,969,852

See notes to condensed financial statements.

SINOFRESH HEALTHCARE, INC.
CONDENSED STATEMENTS OF OPERATIONS (unaudited)

		Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007

REVENUE, net	$37,974	$40,280	$138,419	$344,696

COST OF REVENUE	8,265	16,924	30,973	121,268

GROSS PROFIT	29,709	23,356	107,446	223,428

OPERATING EXPENSES
Salaries and other compensation expense	59,157	119,918	376,836	459,903
Professional fees	97,002	48,915	337,453	317,487
Other general and administrative expenses	39,986	76,969	89,730	250,451
Research and development expenses	10,851	-	45,001	-
Depreciation and amortization	62,884	65,450	190,186	196,350

TOTAL OPERATING EXPENSES	269,880	311,252	1,039,206	1,224,191

LOSS FROM OPERATIONS	(240,171)	(287,896)	(931,760)	(1,000,763)

OTHER INCOME (EXPENSE):
Interest, net	(35,169)	(94,322)	(109,724)	(261,073)
Other income	1,103	571	3,681	50,583

TOTAL OTHER INCOME (EXPENSE), NET	(34,066)	(93,751)	(106,043)	(210,490)

LOSS BEFORE INCOME TAXES	(274,237)	(381,647)	(1,037,803)	(1,211,253)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$(274,237)	$(381,647)	$(1,037,803)	$(1,211,253)

NET LOSS PER COMMON SHARE
-basic and diluted	$(0.01)	$(0.02)	$(0.04)	$(0.07)

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING
-basic and diluted	26,116,110	19,580,696	25,610,292	17,850,617

See notes to condensed financial statements.

SINOFRESH HEALTHCARE, INC.
CONDENSED STATEMENTS OF CASH FLOWS (unaudited)

	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(1,037,803)	$(1,211,253)
Adjustments to reconcile net loss to net cash
used in operations:
Stock based compensation expense	176,891	87,536
Amortization and depreciation	190,186	196,350
Stock issued as payment for services	64,000	-
Stock issued as payment of interest	18,000	-
Warrants issued as discount on advances	-	8,147
Stock issued as settlement cost	-	3,900
Changes in assets and liabilities:
Accounts receivable	699	153,121
Inventory	(5,893)	17,379
Other current assets	6,765	(12,907)
Accounts payable	29,073	151,023
Accrued expenses	160,288	254,316
Deposit on sale of licensing rights	-	-
NET CASH USED IN OPERATING ACTIVITIES	(397,796)	(352,388)

INVESTING ACTIVITIES:
Acquisition of SinoFresh Laboratories, Inc., net of cash	-	-
Payments for furniture and equipment	-	-
NET CASH USED IN INVESTING ACTIVITIES	-	-

FINANCING ACTIVITIES:
Proceeds from common stock issuable	411,564	150,000
Proceeds from short-term notes payable	-	220,000
Payments on long-term debt and capital leases	(14,260)	(17,594)
NET CASH PROVIDED BY FINANCING ACTIVITIES	397,304	352,406

NET INCREASE (DECREASE) IN CASH	(492)	18

CASH AND CASH EQUIVALENTS - beginning of period	919	887
CASH AND CASH EQUIVALENTS - end of period	$427	$905

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$-	$19,821

NON-CASH ACTIVITY:
Reduction of accounts payable and accrued expenses through
the issuance of common stock	$82,000	$670,847
Deposit on sale of licensing and distribution rights through
the issuance of common stock	$231,228	$1,229,997
Conversion of debentures into common stock	$-	$890,000

See notes to condensed consolidated financial statements.

SinoFresh HealthCare, Inc.
Notes to Unaudited Condensed Financial Statements
September 30, 2008

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

On September 30, 2008, the Company had current assets of approximately $120,000 (including cash and cash equivalents of $427) and current liabilities of approximately $4,618,000.  As a result, the Company's current liquidity is extremely limited and the Company will require a significant amount of additional funding in order to meet its current working capital requirements, including repayment of its debentures.  To address these issues, the Company is attempting to acquire additional funding through the issuance of debt and equity securities, joint ventures or other arrangements.  Although the Company believes that it will be able to obtain additional funding, there can be no assurance that the Company's efforts will be successful.  The accompanying statements do not include any adjustments that might be necessary if the Company were unable to continue as a going concern.

In the opinion of management, all adjustments, consisting of normal recurring adjustments, have been made in the September 30, 2008 and 2007 financial statements, which are necessary for a fair financial statement presentation. The results for the three and nine months ended September 30, 2008 and 2007 are not necessarily indicative of financial operations for the full year.

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

During 2007, the Company obtained financing in the total amount of $220,000 through the sale of 18-month Unsecured 10% Convertible Debentures.  The Debentures are convertible into common shares at prices ranging from $.04 to $.08 per share.  Total common shares issuable pursuant to these Debentures are 4,387,500 shares. As of September 30, 2008, holders converted $195,000 of the Debentures into 4,075,000 common shares.  Interest is payable annually in arrears in cash.  The Company reserved the right to require conversion of the Debentures and outstanding interest, at any time, if the closing bid price of the Company’s common stock equals or exceeds $0.10 for a period of 20 consecutive trading days.  The Company also reserved the right to redeem the Debentures, in whole, at any time or times, not less than thirteen (13) months after the date of the Debenture, upon payment of one hundred ten percent (110%) of the principal.

Note 3. Shareholders’ Equity (Deficit)

During the first nine months of 2008, the Company issued 400,000 shares of its common stock as payment for consulting services and 100,000 shares of its common stock as payment for legal services.  The Company issued 125,000 shares of common stock as payment of interest to two unrelated parties.  Additionally, the Company issued 1,000,000 common shares to Investors (as described more fully in Note 4).

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

The Company received an initial investment of $200,500 during the year ended December 31, 2007 in exchange for 1,002,500 issuable common shares.  During the nine months ended September 30, 2008, the Company received additional investments totaling $411,565 in exchange for 2,057,823 issuable common shares.  The shares were recorded at their market price on the date of investment and the difference between the market price and the $0.20 issuance rate has been treated as a deposit towards the sale of licensing and distribution rights.

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

At September 30, 2008, 1,836,680 of these common shares have been issued and 5,297,393 are pending issuance, which will occur upon direction from the Investors.

As of December 31, 2007, the Investors held remaining convertible debentures with a face value of $400,000, plus previously accrued interest and penalties that will entitle them to convert the debentures at $0.20 per share.  In March 2008, the Investors purchased from a third party, additional convertible debentures having a face value of $305,000.  As of September 30, 2008, the Investors now own 100% of the Company’s outstanding secured convertible debentures.  Such debentures matured on December 6, 2006 and are currently in default.  As a result of such transaction, the Investors are the sole senior secured debt holders of the Company with a lien on all assets of the Company.

Note 5. Stock-Based Compensation

Effective January 1, 2006, the Company transitioned from Accounting Principles Board Opinion (APB) No. 25 "Accounting for Stock Issued to Employees," to Statement of Financial Accounting Standards No. 123R, "Accounting for Stock-Based Compensation", (SFAS No. 123R).

The Company recognized stock compensation expense related to previously issued employee stock options of approximately $26,000 and $26,000 for the three months ended September 30, 2008 and 2007, respectively.  The Company recognized stock compensation expense related to previously issued employee stock options of approximately $177,000 and $87,000 for the nine months ended September 30, 2008 and 2007, respectively.

During the three and nine months ended September 30, 2008, the Company issued 500,000 shares as compensation to two consultants.  These shares had a market value of approximately $64,000 as of the date of issuance.
During the nine months ended September 30, 2008, the Company issued 1,250,000 options to an employee.  These options have an exercise price of $0.17 (equal to market value on date of grant, have a five year term and will vest as follows – 600,000 on date of grant, 350,000 vest on July 1, 2008 and 300,000 vest on January 1, 2009.  No options were issued to employees in 2007.

The fair value of each stock option or warrant granted to non-employees is estimated on the measurement date using the fair value method of SFAS 123R.

Note 6: Related Party Information

The Company leased its former facility from an entity currently controlled by one of the Company's former officers, and spouse of the CEO.  Rent related to this facility totaled $71,000 for the year ended December 31, 2007 (see note 9).  As of September 30, 2008, the Company had approximately $79,000 recorded in accounts payable due to this entity.  This lease agreement was cancelled by mutual agreement in 2007.

A director of the Company is the principal owner of a law firm that provided services to the Company through 2007.  The expenses incurred to that law firm were approximately $101,000 for the year ended December 31, 2007.  As of September 30, 2008, the Company had $92,000 recorded in accrued liabilities due to this firm.

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

Results of Operations for the three month periods ended September 30, 2008 and September 30, 2007.

Revenues decreased from $40,280 to $37,974 for the three months ended September 30, 2008 and 2007, respectively.  The Company believes that the decrease was due to a combination of the lack of marketing and advertising activities, the elimination of incentive programs such as rebates that were offered in 2007, and the Company lost distribution to Walgreens in the third quarter of 2007.

Gross profit for the second quarter of 2008 was $29,709 (or 78%), compared to $23,356 (or 58%) for the second quarter of 2007.  The higher gross profit percentage in 2008 is primarily due to lower product returns and broker fees.

Salaries and other compensation expenses decreased from $119,918 to $59,156 for the three months ended September 30, 2008 and 2007, respectively.  The decrease is a result of reductions in personnel in order to streamline its organization and to reduce administrative costs.

Professional fees were $97,002 and $48,915 for the three months ended September 30, 2008 and 2007.

Other general and administrative expenses decreased from $76,969 to $39,986 for the three months ended September 30, 2008 and 2007, respectively, due to a reduction in certain insurance premiums,rents, and other costs.

Research and development expenses were $10,851 and $0 for the three months ended September 30, 2008 and 2007, respectively.  The increase in the 2008 expenses relates to the Company’s efforts to bring to validate the use of the Company’s current product - SinoFresh Nasal and Sinus Care - as a treatment for other pathogens maladies.

Depreciation and amortization totaled $62,884 and $65,450 for the three months ended September 30, 2008 and 2007, respectively.  These expenses principally consist of amortization of patent costs.

Net interest expense decreased from $94,322 to $35,169 for the three months ended September 30, 2008 and 2007, respectively.  The decrease is attributable to lower levels of interest bearing debentures outstanding in 2008 versus 2007.

As a result of the factors discussed above, we had a net loss of $274,237 ($0.01 per share) compared to net loss of $381,647 ($0.02 per share) for the three months ended September 30, 2008 and 2007, respectively.

Results of Operations for the nine month periods ended September 30, 2008 and September 30, 2007.

Revenues decreased from $344,696 to $138,419 for the nine months ended September 30, 2008 and 2007, respectively.  The Company believes that the decrease was due to a combination of the lack of marketing and advertising activities, the elimination of incentive programs such as rebates that were offered in 2007, and the Company lost distribution to Walgreens in the third quarter of 2007.

Gross profit for the first nine months of 2008 was $107,446 (or 78%), compared to $223,428 (or 65%) for the first nine months of 2007.  The higher gross profit percentage in 2008 is primarily due to lower product returns and broker fees.

Salaries and other compensation expenses decreased to $376,836 from $459,903 for the nine months ended September 30, 2008 and 2007, respectively.  The decrease is a result of reductions in personnel in order to streamline its organization and to reduce administrative costs offset by increased stock-based compensation associated with a 2008 option grant.

Professional fees were $337,453 and $317,487 for the nine months ended September 30, 2008 and 2007.

Other general and administrative expenses were $89,730 and $250,451 for the nine months ended September 30, 2008 and 2007.  The reduction in these expenses is due to a lowering of certain insurance premiums, rents, and other costs.

Research and development expenses were $45,001 and $0 for the nine months ended September 30, 2008 and 2007, respectively.  The increase in the 2008 expenses relates to the Company’s efforts to bring to market a new validate the use of the Company’s current product - SinoFresh Nasal and Sinus Care - as a treatment for other pathogens maladies.

Depreciation and amortization totaled $190,186 and $196,350 for the nine months ended September 30, 2008 and 2007, respectively.  These expenses principally consist of amortization of patent costs.

Net interest expense was $109,724 and $261,073 for the nine months ended September 30, 2008 and 2007, respectively.  The decrease is attributable to lower levels of interest bearing debentures outstanding in 2008 versus 2007.

Other income totaled $3,681 and $50,583 for the nine months ended September 30, 2008 and 2007.  Other income in 2007 consisted primarily of a non-refundable deposit that was forfeited by a party interested in acquiring certain assets of the Company.

As a result of the factors discussed above, we had a net loss of $1,037,803 ($0.04 per share) compared to net loss of $1,211,253 ($0.07 per share) for the nine months ended September 30, 2008 and 2007, respectively.

As of September 30, 2008, we had total assets of $1.8 million, liabilities of $4.6 million and stockholders’ deficit of $2.8 million.  Our working capital deficit was approximately $4.5 million as of September 30, 2008.

Inflation and currency fluctuations have not previously had a material impact upon our results of operations and are not expected to have a material impact in the near future.

Liquidity and Capital Resources

During the first nine months of 2008, the Company's cash and cash equivalents decreased approximately $500 to $427 at September 30, 2008. The Company's current liquidity is extremely limited and the Company will require a significant amount of additional funding in order to meet its current working capital requirements, including repayment of its debentures.  To address these issues, the Company is attempting to obtain additional funding through the issuance of debt and equity securities, joint ventures or other arrangements.  Although the Company believes that it will be able to obtain additional funding, there can be no assurance that the Company's efforts will be successful.
On June 9, 2006, the Company entered into an unsecured loan agreement with a non-affiliated third party in the amount of $100,000.  According to the loan provisions, the principal and interest totaling $120,000 was due on July 31, 2006.  The Company is currently in default on the repayment of this loan.

During 2007, the Company obtained financing in the total amount of $220,000 through the sale of 18-month Unsecured 10% convertible debentures (the “Debentures”).  The Debentures are convertible into common shares at prices ranging from $.04 to $.08 per share.  Total common shares issuable pursuant to these Debentures are 4,387,500 shares. As of September 30, 2008, holders converted $195,000 of the Debentures into 4,075,000 common shares.  Interest is payable annually in arrears in cash.  The Company reserved the right to require conversion of the Debentures and outstanding interest, at any time, if the closing bid price of the Company’s common stock equals or exceeds $0.10 for a period of 20 consecutive trading days.  The Company also reserved the right to redeem the Debentures, in whole, at any time or times, not less than thirteen (13) months after of the Debenture, upon payment of one hundred ten percent (110%) of the principal.

Pursuant to a Memorandum of Understanding (the “MOU”) that was terminated in February 2008, the terms of which are more fully described in Note 4 to the Financial Statements contained in this Form 10-~~QSB~~Q, the Company received an initial investment of $200,500 during the year ended December 31, 2007 in exchange for 1,002,500 common shares.  During the nine months ended September 30, 2008, the Company received additional investments of $411,565, in exchange for 2,057,823 common shares.  The shares were recorded at their market price on the date of investment and the difference between the market price and the $0.20 issuance rate has been treated as a deposit towards the sale of licensing and distribution rights to sell the Company’s products in all territories in North America upon the infusion of a total of $5 million.

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

At September 30, 2008, 1,836,680 of these common shares have been issued and 5,297,393 are pending conversion, which will occur upon direction from the investors.

As of December 31, 2007, the Investors held remaining convertible debentures with a face value of $400,000, plus previously accrued interest and penalties that, will entitle them to convert the debentures at $0.20 per share.  In March 2008, the Investors purchased from a third party, additional convertible debentures having a face value of $305,000.  At September 30, 2008, the Investors now own 100% of the Company’s outstanding secured convertible debentures.  Such debentures matured on December 6, 2006 and are currently in default.  As a result of such transaction, the Investors are the sole senior secured debt holders of the Company with a lien on all assets of the Company.

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements as of September 30, 2008.

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

           Changes in Internal Controls Over Financial Reporting

Ther have not been  any changes in our internal controls over financial reporting (as defined in Exhange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter endin September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the first nine months of 2008, the Company issued 400,000 shares of common stock to a consultant in payment for consulting services and 100,000 shares of common stock to an attorney for legal services provided to the Company.  These shares had a market value of approximately $64,000 as of the date of issuance.  The Company issued 125,000 shares of common stock as interest payment to two unrelated parties.  Additionally, the Company issued 1,000,000 common shares to the Investors.  The issuance of shares of common stock was not registered under the Securities Act of 1933, as amended (the "Securities Act"), in reliance upon the exemptions from the registration requirements of the Securities Act set forth in Section 4(2).

Item 3.  Defaults on Senior Securities

The Company is in default on its principal and interest obligations due under a senior secured debenture agreement as a result of its failure to repay the debenture on its maturity date of December 6, 2006.  The total amount due as of September 30, 2008 including principal, interest and penalties was approximately $1,110,000.  The debentures are collateralized by all of the Company’s assets.  The notification gives the debenture holders the right to sell the Company’s assets if a suitable buyer is found.  The Company will continue to work amicably with the debenture holders in order to either obtain a modification of the debenture terms or secure additional capital in order to satisfy the debenture obligation.  However, no assurance can be made that the Company will be successful in this effort.

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

SINOFRESH HEALTHCARE, INC

Date: November 19,2008	By:	/s/ Charles A. Fust
Charles A. Fust
Chairman of the Board, Chief Executive Officer (principal executive officer), Acting Chief Financial Officer (acting principal financial officer)