Form 10-Q/A
period 2008-09-30
SINOFRESH HEALTHCARE INC
filed 2008-12-01
CIK 1171596

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.  20549

FORM 10-Q/A

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

SINOFRESH HEALTHCARE, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SINOFRESH HEALTHCARE, INC.
CONDENSED BALANCE SHEETS

	September 30, 2008	December 31, 2007
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$427	$919
Accounts receivable, net of allowances of $7,426 and $7,426	12,097	12,796
Inventory, net	13,549	7,656
Other current assets	93,168	99,933
TOTAL CURRENT ASSETS	119,241	121,304

FURNITURE AND EQUIPMENT, NET	-	17,109
PATENTS, NET	1,653,862	1,826,939
OTHER ASSETS	4,500	4,500
TOTAL ASSETS	$1,777,603	$1,969,852

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Current portion of capital leases	$-	$14,260
Short-term note payable and advances	125,000	125,000
Convertible debentures, net of unamortized debt discounts	705,000	705,000
Accounts payable (including amounts due to related parties of $79,383 and $127,213)	1,638,438	1,609,365
Accrued expenses (including amounts due to related parties of $92,146 and $92,146)	1,257,132	1,096,845
Deposit on sale of licensing and distribution rights	892,468	661,240
TOTAL CURRENT LIABILITIES	4,618,038	4,211,710

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, no par value; $2 liquidation value per share 200,000,000 shares authorized:
Series A convertible preferred stock, voting; 858,170 shares authorized, 769,377 and 769,377 shares issued and outstanding	1,538,753	1,538,753
Series B convertible preferred stock, voting; 1,500,000 and 1,500,000 shares authorized issued and outstanding	3,000,000	3,000,000
Series C convertible preferred stock, voting; 1,250,000 shares authorized; 755,500 and 793,000 share issued and outstanding	1,355,995	1,423,301
Common stock, no par value; 500,000,000 shares authorized; 26,616,110 and 24,916,110 shares issued and outstanding.	7,541,802	7,028,774
Common stock issuable: 5,297,393 and 4,239,570 shares	804,782	800,254
Accumulated deficit	(17,055,679)	(16,017,876)
Deferred stock-based compensation	(26,088)	(15,064)
TOTAL STOCKHOLDERS’ DEFICIT	(2,840,435)	(2,241,858)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,777,603	$1,969,852

See notes to condensed financial statements.

SINOFRESH HEALTHCARE, INC.
CONDENSED STATEMENTS OF OPERATIONS (unaudited)

	Three months ended September 30		Nine months ended September 30,
	2008	2007	2008	2007

REVENUE, net	$37,974	$40,280	$138,419	$344,696

COST OF REVENUE	8,265	16,924	30,973	121,268

GROSS PROFIT	29,709	23,356	107,446	223,428

OPERATING EXPENSES
Salaries and other compensation expense	59,157	119,918	376,836	459,903
Professional fees	97,002	48,915	337,453	317,487
Other general and administrative expenses	39,986	76,969	89,730	250,451
Research and development expenses	10,851	-	45,001	-
Depreciation and amortization	62,884	65,450	190,186	196,350

TOTAL OPERATING EXPENSES	269,880	311,252	1,039,206	1,224,191

LOSS FROM OPERATIONS	(240,171)	(287,896)	(931,760)	(1,000,763)

OTHER INCOME (EXPENSE):
Interest expense , net	(35,169)	(94,322)	(109,724)	(261,073)
Other income	1,103	571	3,681	50,583

TOTAL OTHER INCOME (EXPENSE), NET	(34,066)	(93,751)	(106,043)	(210,490)

LOSS BEFORE INCOME TAXES	(274,237)	(381,647)	(1,037,803)	(1,211,253)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$(274,237)	$(381,647)	$(1,037,803)	$(1,211,253)

NET LOSS PER COMMON SHARE
-basic and diluted	$(0.01)	$(0.02)	$(0.04)	$(0.07)

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING
-basic and diluted	26,116,110	19,580,696	25,610,292	17,850,617

See notes to condensed financial statements.

SINOFRESH HEALTHCARE, INC.
CONDENSED STATEMENTS OF CASH FLOWS (unaudited)

	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(1,037,803)	$(1,211,253)
Adjustments to reconcile net loss to net cash used in operations:
Stock based compensation expense	176,891	87,536
Amortization and depreciation	190,184	196,350
Stock issued as payment for services	64,000	-
Stock issued as payment of interest	18,000	-
Warrants issued as discount on advances	-	8,147
Stock issued as settlement cost	-	3,900
Changes in assets and liabilities:
Accounts receivable	699	153,121
Inventory	(5,893)	17,379
Other current assets	6,765	(12,907)
Accounts payable	29,073	151,023
Accrued expenses	160,288	254,316
NET CASH USED IN OPERATING ACTIVITIES	(397,796)	(352,388)

FINANCING ACTIVITIES:
Proceeds from common stock issuable	411,564	150,000
Proceeds from short-term notes payable	-	220,000
Payments on long-term debt and capital leases	(14,260)	(17,594)
NET CASH PROVIDED BY FINANCING ACTIVITIES	397,304	352,406

NET INCREASE (DECREASE) IN CASH	(492)	18

CASH AND CASH EQUIVALENTS - beginning of period	919	887
CASH AND CASH EQUIVALENTS - end of period	$427	$905

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$-	$19,821

NON-CASH ACTIVITY:
Reduction of accounts payable and accrued expenses through
the issuance of common stock	$82,000	$670,847
Deposit on sale of licensing and distribution rights through
the issuance of common stock	$231,228	$1,229,997
Conversion of debentures into common stock	$-	$890,000

See notes to condensed consolidated financial statements.

SinoFresh HealthCare, Inc.
Notes to Unaudited Condensed Financial Statements
September 30, 2008

Note 1. Basis of Presentation

The accompanying unaudited condensed financial statements of SinoFresh HealthCare, Inc. (the “Company") have been prepared in accordance with accounting principles generally accepted in the United States and the rules and regulations of the United States Securities and Exchange Commission for interim financial information. Accordingly, they do not include all of the information and footnotes necessary for a comprehensive presentation of financial position and results of operation.  For further information, refer to the financial statements and footnotes included in the Company’s Annual Report on Form 10-KSB as filed with the Securities and Exchange Commission for the year ended December 31, 2007.

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

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company's significant estimates and assumptions include, but are not limited to, uncertainties associated with potential future product returns, the uncollectibility of accounts and other receivables, inventory obsolescence, patents and goodwill subsequent recoverability analysis, and estimated accruals relating to legal contingencies.

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

Note 3. Shareholders’ Equity (Deficit)

During the first nine months of 2008, the Company issued 400,000 shares of its common stock with a market value of approximately $56,000 as payment for consulting services and 100,000 shares of its common stock with a market value of approximately $8,000 as payment for legal services.  The Company also issued 125,000 shares of common stock with a market value of approximately $18,000 as payment of interest to two unrelated parties.  Additionally, the Company issued 1,000,000 common shares to Investors (as described more fully in Note 4).

Note 4. Deposit on Sale of Licensing and Distribution Rights

In May 2007, the Company entered into a Memorandum of Understanding (“MOU”) with Beneficial Healthcare (“Investors”) that provided for an equity investment of up to $5.0 million in exchange for 25,000,000 common shares of the Company.  Razek Azizi, a director of the Company, is the President of Beneficial Healthcare and has sole voting and dispositive power over Beneficial Healthcare.  The MOU further provided for:
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

At September 30, 2008, 1,836,680 of these common shares have been issued and 5,297,393 are pending issuance, which will occur upon direction from the Investors.  During October 2008, the Company issued 1,500,000 shares of common stock to Investors.

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

Note 6: Related Party Information

The Company leased its former facility from an entity currently controlled by one of the Company's former officers, and spouse of the CEO.  Rent related to this facility totaled $71,000 for the year ended December 31, 2007 .  As of September 30, 2008, the Company had approximately $79,000 recorded in accounts payable due to this entity.  This lease agreement was cancelled by mutual agreement in 2007.

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

Gross profit for the third quarter of 2008 was $29,709 (or 78%), compared to $23,356 (or 58%) for the third quarter of 2007.  The higher gross profit percentage in 2008 is primarily due to lower product returns and broker fees.

Salaries and other compensation expenses decreased from $119,918 to $59,157 for the three months ended September 30, 2008 and 2007, respectively.  The decrease is a result of reductions in personnel in order to streamline its organization and to reduce administrative costs.

Professional fees were $97,002 and $48,915 for the three months ended September 30, 2008 and 2007, respectively due to the Company’s funding initiatives.

Other general and administrative expenses decreased from $76,969 to $39,986 for the three months ended September 30, 2008 and 2007, respectively, due to a reduction in certain insurance premiums, rents, and other costs.

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

Salaries and other compensation expenses decreased to $376,836 from $459,903 for the nine months ended September 30, 2008 and 2007, respectively.  The decrease is a result of reductions in personnel in order to streamline its organization and to reduce administrative costs partially offset by increased stock-based compensation associated with a 2008 option grant.

Professional fees were $337,453 and $317,487 for the nine months ended September 30, 2008 and 2007, respectively.

Other general and administrative expenses were $89,730 and $250,451 for the nine months ended September 30, 2008 and 2007, respectively.  The reduction in these expenses is due to a lowering of certain insurance premiums, rents, and other costs.

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

Other income totaled $3,681 and $50,583 for the nine months ended September 30, 2008 and 2007, respectively.  Other income in 2007 consisted primarily of a non-refundable deposit that was forfeited by a party interested in acquiring certain assets of the Company.

As a result of the factors discussed above, we had a net loss of $1,037,803 ($0.04 per share) compared to net loss of $1,211,253 ($0.07 per share) for the nine months ended September 30, 2008 and 2007, respectively.

Liquidity and Capital Resources

As of September 30, 2008, we had total assets of approximately $1.8 million, liabilities of approximately $4.6 million and stockholders’ deficit of approximately $2.8 million.  Our working capital deficit was approximately $4.5 million as of September 30, 2008.

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

Pursuant to a Memorandum of Understanding (the “MOU”) that was terminated in February 2008, the terms of which are more fully described in Note 4 to the Financial Statements contained in this Form 10-Q , the Company received an initial investment of $200,500 during the year ended December 31, 2007 in exchange for 1,002,500 common shares.  During the nine months ended September 30, 2008, the Company received additional investments of $411,565, in exchange for 2,057,823 common shares.  The shares were recorded at their market price on the date of investment and the difference between the market price and the $0.20 issuance rate has been treated as a deposit towards the sale of licensing and distribution rights to sell the Company’s products in all territories in North America upon the infusion of a total of $5 million.

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

At September 30, 2008, 1,836,680 of these common shares have been issued and 5,297,393 are pending conversion, which will occur upon direction from the investors.   During October, 2008, the Company issued 1,500,000 shares of common stock to Investors.

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

           Changes in Internal Controls Over Financial Reporting

There have not been  any changes in our internal controls over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ending September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the first nine months of 2008, the Company issued 400,000 shares of common stock to a consultant in payment for consulting services and 100,000 shares of common stock to an attorney for legal services provided to the Company.  These shares had a market value of approximately $64,000 as of the date of issuance.   The Company also issued 125,000 shares of common stock (with a market value of approximately $18,000) as interest payment to two unrelated parties .  Additionally, the Company issued 1,000,000 common shares to the Investors.  The issuance of shares of common stock was not registered under the Securities Act of 1933, as amended (the "Securities Act"), in reliance upon the exemptions from the registration requirements of the Securities Act set forth in Section 4(2).

Item 3.  Defaults on Senior Securities

The Company is in default on its principal and interest obligations due under a senior secured debenture agreement as a result of its failure to repay the debenture on its maturity date of December 6, 2006.  The total amount due as of September 30, 2008 including principal, interest and penalties was approximately $1,144,000.   The debentures are collateralized by all of the Company’s assets.  The notification gives the debenture holders the right to sell the Company’s assets if a suitable buyer is found.  The Company will continue to work amicably with the debenture holders in order to either obtain a modification of the debenture terms or secure additional capital in order to satisfy the debenture obligation.  However, no assurance can be made that the Company will be successful in this effort.

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

SINOFRESH HEALTHCARE, INC

Date: December 1, 2008	By:	/s/ Charles A. Fust
Charles A. Fust
Chairman of the Board, Chief Executive Officer (principal executive officer), Acting Chief Financial Officer (acting principal financial officer)